Form 10-Q
period 2018-09-30
HOOPS SCOUTING USA
filed 2019-05-20
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2018

Or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from ______to______).

Commission File Number: 333-221200

HOOPS SCOUTING USA

(Exact name of registrant as specified in its charter)

Wyoming	7389	384010393
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

63 Rocio Court

Palm Desert, CA 92260

Tel: (604) 715-0887

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller Reporting Company
[X]	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [X] Yes [   ]No

The number of shares of the Registrant’s common stock, par value $.0001 per share, outstanding as of May 17, 2019 was 500,000.

Item 1. Financial Statements

HOOPS SCOUTING USA

Condensed statements of financial position

(Expressed in US dollars)

	September 30, 2018 $	June 30, 2018 $
	(unaudited)
Assets
Current assets
Cash	1,409	1,451

Total assets	1,409	1,451

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	1,350	1,350
Due to related party	6,898	6,898

Total liabilities	8,248	8,248

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 4)
Stockholders’ deficit
Common stock Authorized: 1,000,000 common shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Deficit	(6,889)	(6,847)

Total stockholders’ deficit	(6,839)	(6,797)
Total liabilities and stockholders’ deficit	1,409	1,451

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of operations and comprehensive loss

(Expressed in US dollars)

(unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	$	$
Expenses

Bank charges and interest	42	121
General and administrative	-	-
Professional fees	-	4,049
Transfer agent and filing fees	-	359

Total Expenses	42	4,529
Net loss and comprehensive loss for the period	(42)	(4,529)

Loss Per Share, Basic and Diluted	-	-

Weighted Average Shares Outstanding	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of cash flows

(Expressed in US dollars)

(Unaudited)

	Three months ended September 30, 2018 $	Three months ended September 30, 2017 $
Operating activities
Net loss	(42)	(4,529)
Adjustments to reconcile net income to net cash used in operating activities:
Accounts payable and accrued liabilities	-	359

Net cash used by operating activities	(42)	(4,170)

Financing activities
Proceeds from a related party	-	-
Proceeds from issuance of common stock	-	-

Net cash provided by financing activities	-	-

Change in cash	(42)	(4,170)
Cash, beginning of period	1,451	6,674

Cash, end of period	1,409	2,504

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Notes to the interim condensed financial statements

September 30, 2018

(Expressed in US dollars)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2018, the Company has not generated any revenues and has an accumulated deficit of $6,889. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a)Basis of Presentation

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended June 30, 2018. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

(b)Use of Estimates and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the processing of applying the Company’s accounting policies. The Company regularly evaluates estimates and assumptions related to deferred income tax valuation allowances. The Company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

As at September 30, 2018, the Company owed $6,898 (June 30, 2018 - $6,898) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

On October 31, 2016, the Company issued 500,000 common shares to the President of the Company for proceeds of $50.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Liquidity and Capital Resources

As at September 30, 2018, we had a cash balance and total assets of $1,409 compared to cash and total assets of $1,451 as at June 30, 2018.   Overall, there was a minimal effect on cash and total assets as we had limited operations during the period.  As at September 30, 2018 and June 30, 2018, we had total liabilities of $8,248.  Our working capital deficit was $6,839 as at September 30, 2018 compared to $6,797 as at June 30, 2018.

During the period ended September 30, 2018, we did not have issue any common shares.

Results of Operations

During the three months ended September 30, 2018, we incurred $42 of operating expenditures comprised of bank charges compared to operating expenditures of $4,529 during the three months ended September 30, 2017.  The decrease in operating expenditures was due to the fact that we had limited operations during the current period compared to the prior year where we were going through our SEC registration process.

During the three months ended September 30, 2018, we incurred a net loss of $42 or $nil loss per share compared to a net loss of $4,529 or $nil loss per share during the three months ended September 30, 2017.

Cash Flows

During the three months ended September 30, 2018, we used $42 of cash for operating activities compared to the use of $4,170 for operating activities during the three months ended September 30, 2017.  The decrease in cash used for operating activities is due to the fact that we had limited operations during the current period.

During the three months ended September 30, 2018 and 2017, we did not have any investing or financing activities.

Trends

There is no assurance that we will be able to generate cash flows from our operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to US GAAP.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

The financial statements as of and for the three months ended September 30, 2018 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has an accumulated deficit of $6,889. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, future operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2018.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2018.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form S-1, which was declared effective on May 2, 2018. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language):

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOPS SCOUTING USA

Date: May 17, 2019	By:	/s/Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer