Form 10-Q
period 2018-03-31
HOOPS SCOUTING USA
filed 2019-10-10
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2018

Or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from_____ to_____ )

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [X] Yes [   ] No

The number of shares of the Registrant’s common stock, par value $.0001 per share, outstanding as of October 3, 2019 was 500,000.

Item 1.Financial Statements

HOOPS SCOUTING USA

Condensed statements of financial position

(Expressed in U.S. dollars)

	March 31, 2018 $	June 30, 2017 $
	(unaudited)
Assets
Current assets
Cash	1,714	6,674

Total assets	1,714	6,674

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	1,350	–
Due to related party	6,898	6,898

Total liabilities	8,248	6,898

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Deficit	(6,584)	(274)

Total stockholders’ deficit	(6,534)	(224)

Total liabilities and stockholders’ deficit	1,714	6,674

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of operations and comprehensive loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2018 $	Three Months Ended March 31, 2017 $	Nine Months Ended March 31, 2018 $	Period from October 31, 2016 (Date of Incorporation) to March 31, 2017 $
Expenses

Bank charges and interest	47	-	196	26
General and administrative	-	-	-	248
Professional fees	1,350	-	5,399	-
Transfer agent and filing fees	715	-	715	-

Total Expenses	2,112	-	6,310	274
Net loss and comprehensive loss for the period	(2,112)	-	(6,310)	(274)

Loss Per Share, Basic and Diluted	-	-	(0.01)	-
		-
Weighted Average Shares Outstanding	500,000	500,000	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Nine months ended March 31, 2018 $	Period from October 31, 2016 (date of incorporation) to March 31,2017 $

Operating activities
Net loss	(6,310)	(274)
Adjustments to reconcile net income to net cash used in operating activities:
Accounts payable and accrued liabilities	1,350	-
		-
Net cash used by operating activities	(4,960)	(274)

Financing activities
Proceeds from a related party	-	6,898
Proceeds from issuance of common stock	-	50

Net cash provided by financing activities	-	6,948

Change in cash	(4,960)	6,674
Cash, beginning of period	6,674	-

Cash, end of period	1,714	6,674

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Notes to the interim condensed financial statements

March 31, 2018

(Expressed in U.S. dollars)

1.Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2018, the Company has not generated any revenues and has an accumulated deficit of $6,584. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Significant Accounting Policies

(a)Basis of Presentation

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended June 30, 2017. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

(c)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.Related Party Transactions

As at March 31, 2018 the Company owed $6,898 (June 30, 2017 - $6,898) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

As of March 31, 2018, we had a cash balance and total assets of $1,714 compared to cash and total assets of $6,674 as at June 30, 2017. The decrease in cash and total assets was due to professional fees and transfer agent/filing fees. As at March 31, 2018, and June 30, 2017 we had total liabilities of $8,248 and $6,898 respectively. Our working capital deficit was $6,534 as at March 31, 2018 compared to $224 as at June 30, 2017.

During the period ended March 31, 2018, we did not issue any common shares.

Results of Operations

During the three months ended March 31, 2018, we incurred $2,112 of operating expenditures comprised of bank charges, professional fees as well as transfer agent and filing fees compared to $ nil for the three months ended March 31, 2017. For the nine months ended March 31, 2018, we incurred operating expenditures of $6,310 comprised of bank charges, professional fees as well as transfer agent and filing fees compared to $274 for the period from October 31, 2016 (date of incorporation) to March 31, 2017. The increase in operating expenses is due to increase in operating activity during the current period.

Cash Flows

During the nine months ended March 31, 2018, we used $4,960 of cash for operating activities compared to the use of $274 for operating activities during period from October 31, 2016 (date of incorporation) to March 31, 2017. During the nine months ended March 31, 2018 we did not have any investing or financing activities. During the period from October 31, 2016 (date of incorporation) to March 31, 2017, we received $6,948 from financing activities including $6,898 from our President and Director and $50 from the issuance of common shares.

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

Critical Accounting Policies

Our financial statements are presented in United States dollars and are prepared using the accrual method of accounting, which conforms to US GAAP.

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

The financial statements as of and for the nine months ended March 31, 2018 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has an accumulated deficit of $6,584. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2018.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2018.

Part II — OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.(Removed and reserved)

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):

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

HOOPS SCOUTING USA

Date: October 9, 2019

	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer