Form 10-K
period 2018-06-30
HOOPS SCOUTING USA
filed 2019-11-13
CIK 1721056

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED June 30, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to__________.

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller Reporting Company
		[X]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: NIL.

As of November 7, 2019, the Registrant had 500,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” or “Hoops” refer to Hoops Scouting USA, a Wyoming corporation.

PART I

ITEM 1. BUSINESS.

 Corporate History

Hoops Scouting USA was incorporated on October 31, 2016 under the laws of the State of Wyoming. Hoops Scouting USA is a basketball scouting website for high school basketball players with aspirations of playing post-secondary basketball to upload stats. It is also an avenue for smaller university coaches who do not have the means to recruit larger areas of the United States and Internationally.

We are in the development stage, and have not realized any revenues from our operations. Jamie Oei has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer since our inception. Our board of director is comprised of one person: Jamie Oei. Our officer and director, Jamie Oei, currently lives in Canada, and our current assets are located in the United States. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

From inception until the date of this Report, we have had limited operating activities, primarily consisting of the incorporation of our company, development of our business plan, opening a bank account, the initial equity funding by our officers and directors, and registering and launching our website. We received our initial funding of $50 through the sale of common stock from our officer and director, who purchased 500,000 shares of common stock at $0.0001 per share.

We are a development stage company which is in the business of providing a website for high school basketball players with aspirations of playing post-secondary basketball. It is also an avenue for smaller university coaches who do not have the means to recruit larger areas of the United States and Internationally. Hoops Scouting USA will allow high school players to set up accounts, which include game film, schedules for high school and AAU games, stats, and high school academic marks. This will allow coaches to be able to see players and their stats and can plan their recruiting with the team schedules. This brings international recruiting to the desk of every college coach in the United States from Division 1, Division 2, Divisions 3, NAIA, and Junior College.

To implement our business plan, we require a minimum funding of $36,000 over the next twelve months. After twelve months period, we may need additional financing. If we do not generate any revenue, we may need a minimum of $7,700 of additional funding to pay for legal and accounting fees, and for costs associated with being a “reporting issuer” under the Securities Exchange Act of 1934, as amended SEC filing requirements. Our officer and director, has agreed to loan the company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the company and there is also no guarantee that he will continue to loan the funds to the company in the future as well. We have no revenues and have incurred losses since inception.

Our operations to date have been devoted primarily to startup and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) opening a bank account; (iv) the initial equity funding by our officer and director; and (v) registering and launching our website.

Our products and products description

Hoops Scouting USA is a basketball website for high school basketball players with aspirations of playing post-secondary basketball. It is also an avenue for smaller university coaches who do not have the means to recruit larger areas of the United States and Internationally.

Hoops Scouting USA will allow high school players to set up accounts which include game film, schedules for high school and AAU games, stats, and high school academic marks. This will allow coaches to be able to see players and their stats and can plan their recruiting with the team schedules. This brings international recruiting to the desk of every college coach in the United States from Division 1, Division 2, Divisions 3, NAIA, and Junior College.

This also allows players from Europe, Australia, Asia, and South America to pursue opportunities in the United States to schools that would normally not be able to recruit in such a wide range. Many of the larger schools with bigger recruiting budgets are often the only ones to be able to see these international players. Often only the top players get a chance and the second and third tier players do not get a chance to be recruited. This will all change with Hoops Scouting USA.

The website will be the main hub but being able to upload stats and game film directly from a smart phone will allow players and coaches to get almost immediate information. Development of an app to allow this will eventually work in unison with the website.

Revenue will be split between several revenue streams.

1. Player Membership

a. Players sign up for full memberships which allow players to upload unlimited videos to or website and app

b. Players sign up for partial memberships to upload one or two videos at a time.

2. Coaching Membership - Coaches sign up to receive emails and check players.

3. Sponsorship- Website and app will have sponsors who can display their ads on videos or on the website or the app. Sponsors can receive info from the company on what pages and what videos are being viewed the most.

A small fee for players and coaches will be invoked but sponsorship on the website and the app will be the main source of revenue.

Current market trend

College-basketball fans’ insatiable (and Internet-fueled) desire for information about up-and-coming players has made high-school-hoops scouting a big business. And corporate America has taken notice. According to New York Magazine, Fox acquired Scout.com, which primarily covers college basketball and football recruiting, for $60 million. Two years later, Yahoo bought Scout.com’s main competitor, Rivals.com, for $100 million. This shows the significant growth of the industry of recruitment and data tracking.

A Stanford Business Article titled “Five Key Trends That Are Driving the Business of Sports” explains that the data are changing the way the game is played, shifting emphasis from how many total points a player scores to measures of player efficiency. “It has been hard, historically, to quantify defense,” said Brian Kopp, senior vice president of STATS, the company that developed SportVU player tracking. “Now we have four camera views helping you do that.” In addition, the data have influenced the types of shots players take on the court. All sports are at that point where, like in a lot of businesses, they’re using a lot of (data) to make better decisions.

Marketing

Our officer and director will promote our scouting service. We plan to market our products through the following methods: (i) our website, (ii) search engine optimization, (iii) social networking websites, (iv) printing, mailing and emailing catalogues and flyers to potential customers, (v) word of mouth, (vi), telephoning potential customers (vii) content marketing and (viii) paid ads. We hope to have repeat customers coming and buying new products online from our website.

Competition

There are many well established companies in our industry. We expect to face medium to high level of resistance, and it will be up to our marketing efforts and negotiation skills to acquire customers. Most of our competitors may have greater financial resources than we do and will be able to withstand sales or price decreases better than we are. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Insurance

We do not maintain any insurance as of the date of this prospectus.

Employees

We are a development stage company and currently have no employees. Our sole officer and director manages the day-to-day operations of the Company.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

Patents, trademarks and copyrights

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

Bankruptcy or similar proceedings

There has been no bankruptcy, receivership or similar proceeding.

“Shell” Company Status

The proposed business activities described herein classify us as a “shell” company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations regarding the sales of securities of shell companies, as well as limitations on a shareholder’s ability to sell their “restricted” securities. Rule 144 is not available to a shareholder of a shell company unless and until the Company files a registration statement with the SEC that includes certain specific information about existing business operations of a registrant and thereafter must wait an additional one year to take advantage of that exemption from registration.

Rule 12b-2 of the 34 Act defines a shell company as a company that has:

(1) No or nominal operations; and

(2) Either:

(i) No or nominal assets;

(ii) Assets consisting solely of cash and cash equivalents; or

(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

We will continue to file all reports required of us under the Exchange Act until we organically build our business from cash raised from investors. No assurance can be given that this will occur or, if it does, for how long.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 63 Rico Court Palm Desert, CA 92260. Our telephone number is (604) 715-0887. We currently use space in our sole officer and directors home and we believe this space is sufficient to meet our needs for the foreseeable future. We do not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceeding as of the date of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of the date of this Report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop or, if any market does develop, it may not be sustained. Our common stock is not traded on any exchange or on the over-the-counter market. We anticipate that as soon as practicable following the date of this Report, to have a market maker file an application with the Financial Industry Regulatory Authority (“FINRA”) for our common stock to be eligible for trading on the Over-the-Counter Bulletin Board. As of the date of this Report, we have yet to identify a market maker to file such application.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Accounting and audit plan

We intend to have our officer and director prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. As the financial statements are being prepared by our officer and director, the expected cost to our company will be minimal. Our independent auditor is expected to charge us approximately $2,700 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months after completion of this offering, we anticipate spending approximately $7,700 to pay for our accounting and audit requirements.

Limited operating history

There is no historical financial information about us upon which to base an evaluation of our performance. We are in startup stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Need for additional capital

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off balance sheet arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of operations

During the year ended June 30, 2018, we incurred $7,923 of operating expenditures comprised of bank charges, professional fees as well as transfer agent/filing fees compared to $274 of general and administrative fees incurred during the period from October 31, 2016 (date of inception) to June 30, 2017. The increase in operating expenses is due to increase in operating activity during the current period. Our net loss since inception is $8,197 as of June 30, 2018 related primarily to professional fees, the incorporation of the company, bank charges, office supplies, registration of our domain name, and launching of the website.

Since inception, we have offered and sold (i) 500,000 shares of common stock to our officers and directors, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During the period ended June 30, 2018, we did not issue any common shares.

Liquidity and Capital Resources

As of June 30, 2018, the company had a cash balance and total assets of $1,451 compared to cash and total assets of $6,674 as at June 30, 2017. The decrease in cash and total assets was due to professional fees and transfer agent/filing fees. As at June 30, 2018 and June 30, 2017 we had total liabilities of $9,598 and $6,898 respectively. Our working capital deficit was $8,147 as at June 30, 2018 compared to $224 as at June 30, 2017.

The available capital reserves of the company are not sufficient for the company to remain operational. During 2016, our officer and director, who is currently our sole shareholder, advanced the Company $6,898 to pay expenses. The loan is an oral contract, and is unsecured, bears no interest and is payable on demand.

We cannot guarantee that we will be able to sell all the shares required. If we are successful, any money raised will be applied to the items set forth in the use of proceeds section of this prospectus. As of the date of this registration statement, the current funds available to the company will not be sufficient to continue maintaining a reporting status. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure by being a “reporting issuer” under the Securities Exchange Act of 1934, as amended.” that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much cash we are able to retain, we will focus on meeting all our planned expenses.

We are highly dependent upon the success of the private offerings of equity or debt securities, as described herein. Therefore, the failure thereof would result in the need to seek capital from other resources such as taking loans, which would likely not even be possible for the company. At such time these funds are required, management would evaluate the terms of such debt financing. If the company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, the company would be required to cease business operations. As a result, investors would lose all of their investment.

Cash Flows

During the year ended June 30, 2018, we used $5,223 of cash for operating activities compared to the use of $274 for operating activities during period from October 31, 2016 (date of incorporation) to June 30, 2017. During the year ended June 30, 2018 we did not have any investing or financing activities. During the period from October 31, 2016 (date of incorporation) to June 30, 2017, we received $6,948 from financing activities including $6,898 from our President and Director and $50 from the issuance of common shares.

Going concern consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an ongoing business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company including legal and accounting fees will be approximately $9,000.

Summary of significant accounting policies

Basis of presentation

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's fiscal year end is June 30.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the company will not realize tax assets through future operations.

Use of estimates

Management uses estimates and assumption in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2018 and 2017.

Fair value of financial instruments

Accounting Standards Codification Topic 820, “Disclosures About Fair Value of Financial Instruments”, requires the company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The company’s financial instruments consist primarily of cash.

Stock based compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Per share information

The Company computes net loss per share accordance with ASC 205 “Earnings per Share”. ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is antidilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2018, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2018, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)Lack of Formal Policies and Procedures. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his earlier death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified, or until his earlier death, resignation or removal.

Name	Age	Position	Date Appointed
Jamie Oei	42	President, CEO, CFO, Secretary and Director	October 31, 2016

Identification of Certain Significant Employees

We currently no employees.

Family Relationships

As we only have one officer and director, there are no family relationships.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)Engaging in any type of business practice; or

(iii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)Any Federal or State securities or commodities law or regulation; or

(ii)Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers since inception (October 31, 2016).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jamie Oei,	2018	-	-	-	-	-	-	-	-
President, CFO	2017	-	-	-	-	-	-	-	-
Secretary,Treasurer and Director(1)	2016	-	-	-	-	-	-	-	-

(1) Mr. Jamie Oei was appointed as President, CEO, CFO, Secretary, Treasurer and Director on October 31, 2016.

Narrative Disclosure to Summary Compensation Table

There are no current employment agreements between the Company and Mr. Oei. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers.

Audit committee and conflicts of interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The board of directors has not established an audit committee and does not have an audit committee financial expert, nor has the board established a nominating committee. The board is of the opinion that such committees are not necessary since the company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Compensation of Directors

None.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Mr. Jamie Oei, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Oei collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Prospectus by: (i) each of our directors; (ii) each of our executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our issued and outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of the date of this Prospectus, there are 500,000 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount &Nature of Beneficial Ownership(1)	Percent of Class (%) (2)
Mr. Jamie Oei (3) 63 Rico Court Palm Desert, CA 92260	Common	500,000	100%
All Officers and Directors as a Group	Common	500,000	100%

(1) The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 500,000 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days.

(3) Mr. Jamie Oei is the current President, CEO, Treasurer, Secretary and a Director of the Company. His beneficial ownership includes 500,000 common shares.

(4) Regardless of the amount of shares sold pursuant to this Registration Statement, Mr. Oei shall remain the majority shareholder of the Company and shall therefore generally control the operations and business direction of the Company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2016 pursuant to a subscription agreement, we offered and sold 500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the company $6,898 to pay expenses. Our officer and director Jamie Oei is our promoter.

COMMISSION POSITION ON

INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Our Articles of Incorporation and Wyoming law provide that none of our officers or directors will be personally liable to the Company or its stockholders for any damages as a result of any act or failure to act in his or her capacity as an officer or director unless it is proven that:

The officer’s or director’s act or failure to act constituted a breach of his or her fiduciary duties as an officer or director; and, the breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

These provisions eliminate our rights and those of our stockholders to recover damages from an officer or director for his or her breach of a fiduciary duty unless such breach involved intentional misconduct, fraud or a knowing violation of law. The limitations summarized above, however, do not affect our ability or that of our stockholders to seek non-monetary remedies, such as an injunction or rescission, against an officer or director for his or her acts or failure to act.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and other persons pursuant to the foregoing provisions, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Saturna Group Chartered Professional Accountants for the fiscal periods shown.

	June 30, 3018	June 30, 2017
Audit Fees	$5,000	$5,000
Audit Related Fees	2,700	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,700	$5,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended June 30, 2018. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

(a) (3) Index to Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
21.1	The Company has no subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer

101.1* Interactive Data Files

* Filed herewith

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2019.

HOOPS SCOUTING USA

/s/ Jamie Oei
By: Jamie Oei
Title: Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer,	November 13, 2019
By: Jamie Oei	Principal Accounting Officer and Sole Director

HOOPS SCOUTING USA

Financial Statements

Year ended June 30, 2018 and for the period from October 31, 2016 (date of incorporation) to June 30, 2017

(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hoops Scouting USA Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA Inc. (the “Company”) as of June 30, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended June 30, 2018 and the period from October 31, 2016 (date of incorporation) to June 30, 2017 and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2018 and 2017, and the results of their operations and cash flows for the year ended June 30, 2018 and from October 31, 2016 (date of incorporation) to June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $8,147 and an accumulated deficit of $8,197 as at June 30, 2018. During the year ended June 30, 2018, the Company had no revenues and used cash of $5,223 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

November 13, 2019

HOOPS SCOUTING USA

Statements of financial position

(Expressed in U.S. dollars)

	June 30, 2018 $	June 30, 2017 $
Assets
Current assets
Cash	1,451	6,674

Total assets	1,451	6,674

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	2,700	-
Due to related party	6,898	6,898

Total liabilities	9,598	6,898

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock Authorized: 1,000,000 shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Deficit	(8,197)	(274)

Total stockholders’ deficit	(8,147)	(224)

Total liabilities and stockholders’ deficit	1,451	6,674

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of operations and comprehensive loss

(Expressed in U.S. dollars)

	Year ended	Period from October 31, 2016 (date of incorporation) to
	June 30,	June 30,
	2018	2017
	$	$

Operating expenses

General and administrative	224	274
Professional fees	6,749	-
Transfer agent and filing fees	950	-

Net loss and comprehensive loss	(7,923)	(274)

Net loss per share, basic and diluted	(0.02)	-

Weighted average shares outstanding	500,000	500,000

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of stockholders’ equity (deficit)

(Expressed in U.S. dollars)

	Common stock		Deficit $	Total stockholders’ equity (deficit) $
	Number of shares	Amount $
Balance, October 31, 2016 (date of incorporation)	500,000	50	-	50
Net loss for the period	-	-	(274)	(274)

Balance, June 30, 2017	500,000	50	(274)	(224)
Net loss for the year	-	-	(7,923)	(7,923)

Balance, June 30, 2018	500,000	50	(8,197)	(8,147)

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of cash flows

(Expressed in U.S. dollars)

	Year ended June 30, 2018 $	Period from October 31, 2016 (date of incorporation) to March 31, 2017 $
Operating activities
Net loss	(7,923)	(274)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	2,700	-
		-
Net cash used by operating activities	(5,223)	(274)

Financing activities
Proceeds from related party	-	6,898
Proceeds from issuance of common stock	-	50

Net cash provided by financing activities	-	6,948

Change in cash	(5,223)	6,674
Cash, beginning of period	6,674	-

Cash, end of period	1,451	6,674

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Notes to the financial statements

Year Ended June 30, 2018

(Expressed in US dollars)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2018, the Company has a working capital deficit of $8,147, and has an accumulated deficit of $8,197 since inception. During the year ended June 30, 2018, the Company had no revenues and used $5,223 of cash for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a)Basis of Presentation

These financial statements and related notes are prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company’s fiscal year-end is June 30.

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

(c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

HOOPS SCOUTING USA

Notes to the financial statements

Year Ended June 30, 2018

(Expressed in US dollars)

2. Significant Accounting Policies (continued)

(e)Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at June 30, 2018 and 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

(g)Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2018 and 2017, the Company had no items that affected comprehensive loss.

HOOPS SCOUTING USA

Notes to the financial statements

Year Ended June 30, 2018

(Expressed in US dollars)

2. Significant Accounting Policies (continued)

(h)Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

(i)Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

As at June 30, 2018, the Company owed $6,898 (2017 - $6,898) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

On October 31, 2016, the Company issued 500,000 common shares to the President of the Company for proceeds of $50.

5. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 27.5% (2017 – 34%) per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018 $	2017 $
Income tax recovery at statutory rate	(2,178)	(93)

Change in enacted tax rate	550	-
Valuation allowance change	1,628	93

Provision for income taxes	-	-

HOOPS SCOUTING USA

Notes to the financial statements

Year Ended June 30, 2018

(Expressed in US dollars)

5. Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at June 30, 2018 are as follows:

	2018 $	2017 $
Net operating losses carried forward	1,721	93
Valuation allowance	(1,721)	(93)

Net deferred tax asset	–	–

The Company has net operating losses carried forward of $8,197 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$
2037	274
2038	7,923

8,197