Form 10-Q/A
period 2018-09-30
HOOPS SCOUTING USA
filed 2020-04-15
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller Reporting Company
[ ]	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [X] Yes [   ]No

The number of shares of the Registrant’s common stock, par value $.0001 per share, outstanding as of April 14, 2020 was 500,000.

Item 1. Financial Statements

HOOPS SCOUTING USA

Condensed balance sheets

(Expressed in US dollars)

	September 30, 2018 $	June 30, 2018 $
	(unaudited)
Assets
Current assets
Cash	1,409	1,451

Total assets	1,409	1,451

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	7,700	2,700
Due to related party	6,898	6,898

Total liabilities	14,598	9,598

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 4)
Stockholders’ deficit
Common stock Authorized: 1,000,000 common shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Deficit	(13,239)	(8,197)

Total stockholders’ deficit	(13,189)	(8,147)
Total liabilities and stockholders’ deficit	1,409	1,451

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of operations and comprehensive loss

(Expressed in US dollars)

(unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	$	$
Expenses

Bank charges and interest	42	121
Professional fees	5,000	4,049
Transfer agent and filing fees	-	359

Total Expenses	5,042	4,529
Net loss and comprehensive loss for the period	(5,042)	(4,529)

Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed Statements of Stockholders’ Deficit

(Expressed in US dollars)

(Unaudited)

Three Months Ended September 30, 2018 and 2017:

	Common Stock		Deficit $	Total stockholders’ deficit $
Balance, June 30, 2017	500,000	50	(274)	(224)

Net loss	-	-	(4,529)	(4,529)

Balance, September 30, 2017	500,000	50	(4,803)	(4,753)

Balance, June 30, 2018	500,000	50	(8,197)	(8,147)

Net loss	-	-	(5,042)	(5,042)

Balance, September 30, 2018	500,000	50	(13,239)	(13,189)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of cash flows

(Expressed in US dollars)

(Unaudited)

	Three months ended September 30, 2018 $	Three months ended September 30, 2017 $
Operating activities
Net loss	(5,042)	(4,529)
Adjustments to reconcile net income to net cash used in operating activities:
Accounts payable and accrued liabilities	5,000	359

Net cash used by operating activities	(42)	(4,170)

Change in cash	(42)	(4,170)
Cash, beginning of period	1,451	6,674

Cash, end of period	1,409	2,504

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2018, the Company has a working capital deficit of $13,189 and an accumulated deficit of $13,239. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Related Party Transactions

s at September 30, 2018, the Company owed $6,898 (June 30, 2018 - $6,898) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

Liquidity and Capital Resources

As of September 30, 2018, we had a cash balance and total assets of $1,409 compared to cash and total assets of $1,451 as at June 30, 2018. The decrease in cash and total assets was due to bank fees. As at September 30, 2018, and June 30, 2018 we had total liabilities of $14,598 and $9,598 respectively. Our working capital deficit was $13,189 as at September 30, 2018 compared to $8,147 as at June 30, 2018.  The increase in working capital deficit is due to the fact that we did not raise any cash from operating activities and the day-to-day activities were financed by loans from our President and Director

During the period ended September 30, 2018, we did not have issue any common shares.

Results of Operations

During the three months ended September 30, 2018, we incurred $5,042 of operating expenditures comprised of bank charges and professional fees compared to $4,529 for the three months ended September 30, 2017.  The increase in operating expenses is due to increase in operating activity during the current period from professional fees

Cash Flows

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

HOOPS SCOUTING USA

Date: April 15, 2020	By:	/s/Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer