Form 10-Q
period 2019-03-31
HOOPS SCOUTING USA
filed 2020-04-22
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2019

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from _____to _____).

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, outstanding as of April 16, 2020 was 500,000.

Item 1. Financial Statements

HOOPS SCOUTING USA

Condensed Balance Sheets

(Expressed in U.S. dollars)

	March 30,	June 30,
	2019	2018
	$	$
	(unaudited)
Assets
Current assets
Cash	1,325	1,451

Total assets	1,325	1,451

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	5,400	2,700
Due to related party (Note 3)	11,898	6,898

Total liabilities	17,298	9,598

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock	50	50
Authorized: 1,000,000 common shares, $0.0001 par value
500,000 shares issued and outstanding
Deficit	(16,023)	(8,197)

Total stockholders’ deficit	(15,973)	(8,147)

Total liabilities and stockholders’ deficit	1,325	1,451

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of operations and comprehensive loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2019 $	Three Months Ended March 31, 2018 $	Nine Months Ended March 31, 2019 $	Nine Months Ended March 31, 2018 $
Expenses
Bank charges and interest	42	47	126	196
Professional fees	1,350	1,350	7,700	5,399
Transfer agent and filing fees	-	715	-	715

Total Expenses	1,392	2,112	7,826	6,310
Net loss and comprehensive loss for the period	(1,392)	(2,112)	(7,826)	(6,310)

Loss Per Share, Basic and Diluted	-	-	(0.02)	(0.01)

Weighted Average Shares Outstanding	500,000	500,000	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common Stock		Deficit $	Total stockholders’ deficit $

Balance, June 30, 2017	500,000	50	(274)	(224)
Net loss	-	-	(4,170)	(4,170)

Balance, September 30, 2017	500,000	50	(4,444)	(4,394)
Net loss	-	-	(28)	(28)

Balance, December 31, 2017	500,000	50	(4,472)	(4,422)
Net loss	-	-	(2,112)	(2,112)

Balance, March 31, 2018	500,000	50	(6,584)	(6,534)

Balance, June 30, 2018	500,000	50	(8,197)	(8,147)
Net loss	-	-	(5,042)	(5,042)

Balance, September 30, 2018	500,000	50	(13,239)	(13,189)
Net loss	-	-	(1,392)	(1,392)

Balance, December 31, 2018	500,000	50	(14,631)	(14,581)
Net loss	-	-	(1,392)	(1,392)

Balance, March 31, 2019	500.000	50	(16,023)	(15,973)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Nine months ended March 31, 2019 $	Nine months ended March 31, 2018 $
Operating activities
Net loss	(7,826)	(6,310)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,700	1,350
Due to related party	5,000	-
		-
Net cash used in operating activities	(126)	(4,960)

Change in cash	(126)	(4,960)

Cash, beginning of period	1,451	6,674

Cash, end of period	1,325	1,714

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2019

(Expressed in U.S. dollars)

(unaudited)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2019, the Company has not generated any revenues, has a working capital deficit of $15,973, and has an accumulated deficit of $16,023. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a)Basis of Presentation

The accompanying condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended June 30, 2018. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

As at March 31, 2019 the Company owed $11,898 (June 30, 2018 - $6,898) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

Liquidity and Capital Resources

As of March 31, 2019, we had a cash balance and total assets of $1,325 compared to cash and total assets of $1,451 as at June 30, 2018. The decrease in cash and total assets was due to payment of banking fees. As at March 31, 2019, and June 30, 2018 we had total liabilities of $17,298 and $9,598 respectively. Our working capital deficit was $15,973 as at March 31, 2019 compared to $8,147 as at June 30, 2018.

During the period ended March 31, 2019, we did not issue any common shares.

Results of Operations

During the three months ended March 31, 2019, we incurred $1,392 of operating expenditures comprised of bank charges and professional fees compared to $2,112 for the three months ended March 31, 2018. The decrease in operating expenditures for the three months ended March 31, 2019 was due to the fact that the Company incurred filing costs for submission of their S-1 registration statement in the prior year. For the nine months ended March 31, 2019, we incurred operating expenditures of $7,826 comprised of bank charges and professional fees compared to $6,310 for the nine months ended March 31, 2018 for bank charges, professional fees, and transfer agent and filing fees. The increase in operating expenses is mainly due to the slight increase in professional fees during the current period.

Cash Flows

During the nine months ended March 31, 2019, we used $126 of cash for operating activities compared to the use of $4,960 for operating activities during the nine months ended March 31, 2018. During the nine months ended March 31, 2019 and the nine months ended March 31, 2018 we did not have any investing or financing activities.

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

The financial statements as of and for the nine months ended March 31, 2019 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $15,973, and has an accumulated deficit of $16,023. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2019.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):

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

HOOPS SCOUTING USA

Date: April 21, 2020	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer