Form 10-K
period 2019-06-30
HOOPS SCOUTING USA
filed 2020-08-05
CIK 1721056

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED June 30, 2019

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to__________

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

As of July 31, 2020, the Registrant had 500,000 shares of Common Stock issued and outstanding.

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

To implement our business plan, we require a minimum funding of $36,000 over the next twelve months. After twelve months period, we may need additional financing. If we do not generate any revenue, we may need a minimum of $7,500 of additional funding to pay for legal and accounting fees, and for costs associated with being a “reporting issuer” under the Securities Exchange Act of 1934, as amended SEC filing requirements. Our officer and director, has agreed to loan the company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the company and there is also no guarantee that he will continue to loan the funds to the company in the future as well. We have no revenues and have incurred losses since inception.

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

Rule 12b-2 of the 34 Act defines a shell company as a company that has:

(1)No or nominal operations; and

(2)Either:

(i)No or nominal assets;

(ii)Assets consisting solely of cash and cash equivalents; or

(iii)Assets consisting of any amount of cash and cash equivalents and nominal other assets.

We will continue to file all reports required of us under the Exchange Act until we organically build our business from cash raised from investors. No assurance can be given that this will occur or, if it does, for how long.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 63 Rico Court Palm Desert, CA 92260. Our telephone number is (604) 715-0887. We currently use space in our sole officer and director’s home and we believe this space is sufficient to meet our needs for the foreseeable future. We do not currently own any real estate.

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

Accounting and audit plan

We intend to have our officer and director prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. As the financial statements are being prepared by our officer and director, the expected cost to our company will be minimal. Our independent auditor is expected to charge us approximately $4,000 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months after completion of this offering, we anticipate spending approximately $9,000 to pay for our accounting and audit requirements.

Limited operating history

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in startup stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Results of operations

During the year ended June 30, 2019, we incurred $10,934 of operating expenditures comprised of bank charges, professional fees as well as transfer agent/filing fees compared to $7,923 for the year ended June 30, 2018. The increase in operating expenditures is due to increase in operating activity during the current period. Our net loss since inception is $19,131 as of June 30, 2019 related primarily to professional fees, the incorporation of the company, bank charges, office supplies, registration of our domain name, and launching of the website.

Since inception, we have offered and sold (i) 500,000 shares of common stock to our Chief Executive Officer and Director, at a purchase price of $0.0001 per share, for aggregate proceeds of $50.

Liquidity and Capital Resources

As of June 30, 2019, the Company had a cash balance and total assets of $302 compared to cash and total assets of $1,451 as at June 30, 2018. The decrease in cash and total assets was due to professional fees and transfer agent and filing fees. As at June 30, 2019 and June 30, 2018 we had liabilities of $19,383 and $9,598 respectively. Our working capital deficit was $19,081 as at June 30, 2019 compared to $8,197 as at June 30, 2018.

The available capital reserves of the Company are not sufficient to remain operational. As of June 30, 2019, our officer and director, who is currently our sole shareholder, advanced the Company $11,898 to pay expenses related to our operations. The loan is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended June 30, 2019, we used $1,149 of cash for operating activities compared to the use of $5,223 for operating activities during the year ended June 30, 2018. During the years ended June 30, 2019 and 2018, we did not have any investing or financing activities.

Going concern consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an ongoing business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company including legal, transfer agent, and accounting fees will be approximately $10,000.

Summary of significant accounting policies

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

In performing the above-referenced assessment, management had concluded that as of June 30, 2019, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)Lack of Formal Policies and Procedures. The Company utilizes an independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process. We have a sole officer and director within the Company and there is no oversight of our sole officer and director.

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

Saturna Group Chartered professional Accountants LLP, our independent auditors, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position	Date Appointed
Jamie Oei	43	President, CEO, CFO, Secretary and Director	October 31, 2016

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

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers since inception (October 31, 2016).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jamie Oei,	2019	-	-	-	-	-	-	-	-
President, CFO	2018	-	-	-	-	-	-	-	-
Secretary,	2017	-	-	-	-	-	-	-	-
Treasurer and Director (1)	2016	-	-	-	-	-	-	-	-

(1)Mr. Jamie Oei was appointed as President, CEO, CFO, Secretary, Treasurer and Director on October 31, 2016.

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

Audit committee and conflicts of interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole officer and director. The board of directors has not established an audit committee and does not have an audit committee financial expert, nor has the board established a nominating committee. The board is of the opinion that such committees are not necessary since the company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole officer and director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect our operations without any oversight.

Other than as described above, we are not aware of any other conflicts of interest with any of our sole officer and director.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2016 pursuant to a subscription agreement, we offered and sold 500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the company $6,898 to pay expense and, during 2019, our officer and director advanced the Company $5,000 to pay expenses. Our officer and director Jamie Oei is our promoter.

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

	June 30, 2019	June 30, 2018
Audit Fees	$5,000	$5,000
Audit Related Fees	4,050	2,700
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$7,700

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended June 30, 2019. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

* Filed herewith

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August 2020.

HOOPS SCOUTING USA

/s/ Jamie Oei
By:	Jamie Oei
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature		Title	Date
/s/ Jamie Oei
By:	Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	August 5, 2020

HOOPS SCOUTING USA

Financial Statements

Years ended June 30, 2019 and 2018

(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hoops Scouting USA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA (the “Company”) as of June 30, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2019 and 2018, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $19,081 and an accumulated deficit of $19,131 as at June 30, 2019. During the year ended June 30, 2019, the Company had no revenues and used cash of $1,149 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

August 5, 2020

HOOPS SCOUTING USA

Balance sheets

(Expressed in U.S. dollars)

	June 30, 2019 $	June 30, 2018 $
Assets
Current assets
Cash	302	1,451

Total assets	302	1,451

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	7,485	2,700
Due to related party (Note 3)	11,898	6,898

Total liabilities	19,383	9,598

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock Authorized: 1,000,000 shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Deficit	(19,131)	(8,197)

Total stockholders’ deficit	(19,081)	(8,147)

Total liabilities and stockholders’ deficit	302	1,451

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of operations and comprehensive loss

(Expressed in U.S. dollars)

	Year ended	Year ended
	June 30,	June 30,
	2019	2018
	$	$
Operating expenses
General and administrative	154	224
Professional fees	10,045	6,749
Transfer agent and filing fees	735	950

Net loss and comprehensive loss	(10,934)	(7,923)

Net loss per share, basic and diluted	(0.02)	(0.02)

Weighted average shares outstanding	500,000	500,000

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of stockholders’deficit

(Expressed in U.S. dollars)

	Common stock
	Number of shares	Amount $	Deficit $	Total stockholders’ deficit $
Balance, June 30, 2017	500,000	50	(274)	(224)

Net loss for the year	-	-	(7,923)	(7,923)

Balance, June 30, 2018	500,000	50	(8,197)	(8,147)

Net loss for the year	-	-	(10,934)	(10,934)

Balance, June 30, 2019	500,000	50	(19,131)	(19,081)

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of cash flows

(Expressed in U.S. dollars)

	Year ended June 30, 2019 $	Year ended June 30, 2018 $
Operating activities
Net loss	(10,934)	(7,923)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	4,785	2,700
Due to related party	5,000	-

Net cash used in operating activities	(1,149)	(5,223)

Change in cash	(1,149)	(5,223)
Cash, beginning of year	1,451	6,674

Cash, end of year	302	1,451

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2019 and 2018

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2019, the Company has a working capital deficit of $19,081, and has an accumulated deficit of $19,131 since inception. During the year ended June 30, 2019, the Company had no revenues and used $1,149 of cash for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2019 and 2018

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

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

(g)Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2019 and 2018, the Company had no items that affected comprehensive loss.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2019 and 2018

(Expressed in U.S. dollars)

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

(i)Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The Company adopted this standard on July 1, 2019 and the adoption of Topic 842 did not have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

As at June 30, 2019, the Company owed $11,898 (2018 - $6,898) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	2019 $	2018 $
Income tax recovery at statutory rate	(2,297)	(2,178)
Change in enacted tax rate	-	550
Valuation allowance change	2,297	1,628

Provision for income taxes	-	-

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2019 and 2018

(Expressed in U.S. dollars)

4.Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at June 30, 2019 and 2018 are as follows:

	2019 $	2018 $
Net operating losses carried forward	4,018	1,721
Valuation allowance	(4,018)	(1,721)

Net deferred tax asset	-	-

The Company has net operating losses carried forward of $19,131 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2037	274
2038	7,923
2039	10,934

19,131