Form 10-Q
period 2019-12-31
HOOPS SCOUTING USA
filed 2020-11-05
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

December 31, 2019

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

Item 1. Financial Statements

HOOPS SCOUTING USA

Condensed Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2019 $	June 30, 2019 $
	(unaudited)
Assets
Current assets
Cash	232	302

Total assets	232	302

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	9,040	7,485
Due to related party (Note 3)	11,898	11,898

Total liabilities	20,938	19,383

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock Authorized: 1,000,000 common shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Deficit	(20,756)	(19,131)

Total stockholders’ deficit	(20,706)	(19,081)

Total liabilities and stockholders’ deficit	232	302

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of operations and comprehensive loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended December 31, 2019 $	Three Months Ended December 31, 2018 $	Six Months Ended December 31, 2019 $	Six Months Ended December 31, 2018 $
Expenses
Bank charges and interest	42	42	70	84
Professional fees	-	1,350	-	6,350
Transfer agent and filing fees	1,555	-	1,555	-

Total expenses	1,597	1,392	1,625	6,434
Net loss and comprehensive loss for the period	(1,597)	(1,392)	(1,625)	(6,434)

Loss per share, basic and diluted	-	-	-	(0.01)

Weighted average shares outstanding	500,000	500,000	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common stock
	Number of shares	Amount $	Deficit $	Total stockholders’ deficit $
Balance, June 30, 2018	500,000	50	(8,197)	(8,147)
Net loss for the period	-	-	(5,042)	(5,042)

Balance, September 30, 2018	500,000	50	(13,239)	(13,189)
Net loss for the period	-	-	(1,392)	(1,392)

Balance, December 31, 2018	500,000	50	(14,631)	(14,581)

Balance, June 30, 2019	500,000	50	(19,131)	(19,081)
Net loss for the period	-	-	(28)	(28)

Balance, September 30, 2019	500,000	50	(19,159)	(19,109)
Net loss for the period	-	-	(1,597)	(1,597)

Balance, December 31, 2019	500,000	50	(20,756)	(20,706)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Six months ended December 31, 2019 $	Six months ended December 31, 2018 $
Operating activities
Net loss	(1,625)	(6,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	1,555	1,350
Due to related party	-	5,000

Net cash used in operating activities	(70)	(84)

Change in cash	(70)	(84)
Cash, beginning of period	302	1,451

Cash, end of period	232	1,367

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Notes to the interim condensed financial statements

December 31, 2019

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These interim condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2019, the Company has not generated any revenues, has a working capital deficit of $20,706, and an accumulated deficit of $20,756. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As at December 31, 2019 the Company owed $11,898 (June 30, 2019 - $11,898) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

Liquidity and Capital Resources

As of December 31, 2019, we had a cash balance and total assets of $232 compared to cash and total assets of $302 as at June 30, 2019. The decrease in cash and total assets was due to payment of banking fees. As at December 31, 2019, and June 30, 2019 we had total liabilities of $20,938 and $19,383 respectively. Our working capital deficit was $20,706as at December 31, 2019 compared to $19,081 as at June 30, 2019.

During the period ended December 31, 2019, we did not issue any common shares.

Results of Operations

During the three months ended December 31, 2019, we incurred $1,597 of operating expenditures comprised of bank charges and transfer agent and filing fees compared to $1,392 for bank charges and professional fees for the three months ended December 31, 2018. The increase in operating expenses is due to increase in operating activity during the current period from transfer agent and filing fees.

During the six months ended December 31, 2019, we incurred $1,625 of operating expenditures comprised of bank charges and transfer agent and filing fees compared to $6,434 for the six months ended December 31, 2018 which is comprised of bank charges and professional fees.

Cash Flows

During the six months ended December 31, 2019, we used $70 of cash for operating activities compared to the use of $84 for operating activities during the six months ended December 31, 2018. During the six months ended December 31, 2019 and the six months ended December 31, 2018 we did not have any investing or financing activities.

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

The financial statements as of and for the three months ended December 31, 2019 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has an accumulated deficit of $20,756. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2019.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):

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