Form 10-Q
period 2020-03-31
HOOPS SCOUTING USA
filed 2020-11-23
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2020

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from_____ to _____).

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

The number of shares of the Registrant’s common stock, par value $.0001 per share, outstanding as of November 18, 2020 was 500,000.

Item 1. Financial Statements

HOOPS SCOUTING USA

Condensed Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2020 $	June 30, 2019 $
	(unaudited)
Assets
Current assets
Cash	190	302

Total assets	190	302

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	1,750	7,485
Due to related party (Note 3)	19,188	11,898

Total liabilities	20,938	19,383

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Deficit	(20,798)	(19,131)

Total stockholders’ deficit	(20,748)	(19,081)

Total liabilities and stockholders’ deficit	190	302

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of operations and comprehensive loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2020 $	Three Months Ended March 31, 2019 $	Nine Months Ended March 31, 2020 $	Nine Months Ended March 31, 2019 $
Expenses
Bank charges and interest	42	42	112	126
Professional fees	-	1,350	-	7,700
Transfer agent and filing fees	-	-	1,555	-

Total expenses	42	1,392	1,667	7,826
Net loss and comprehensive loss for the period	(42)	(1,392)	(1,667)	(7,826)

Loss per share, basic and diluted	-	-	-	(0.01)

Weighted average shares outstanding	500,000	500,000	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common Stock
	Number of shares	Amount $	Deficit $	Total stockholders’ deficit $
Balance, June 30, 2018	500,000	50	(8,197)	(8,147)

Net loss for the period	-	-	(5,042)	(5,042)

Balance, September 30, 2018	500,000	50	(13,239)	(13,189)

Net loss for the period	-	-	(1,392)	(1,392)

Balance, December 31, 2018	500,000	50	(14,631)	(14,581)

Net loss for the period	-	-	(1,392)	(1,392)

Balance, March 31, 2019	500,000	50	(16,023)	(15,973)

Balance, June 30, 2019	500,000	50	(19,131)	(19,081)

Net loss for the period	-	-	(28)	(28)

Balance, September 30, 2019	500,000	50	(19,159)	(19,109)

Net loss for the period	-	-	(1,597)	(1,597)

Balance, December 31, 2019	500,000	50	(20,756)	(20,706)

Net loss for the period	-	-	(42)	(42)

Balance, March 31, 2020	500.000	50	(20,798)	(20,748)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Nine months ended March 31, 2020 $	Nine months Ended March 31, 2019 $
Operating activities
Net loss	(1,667)	(7,826)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,735)	2,700
Due to related party	7,290	5,000

Net cash used by operating activities	(112)	(126)

Change in cash	(112)	(126)
Cash, beginning of period	302	1,451

Cash, end of period	190	1,325

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Notes to the interim condensed financial statements

March 31, 2020

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These interim condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2020, the Company has not generated any revenues, has a working capital deficit of $20,748, and an accumulated deficit of $20,798. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)Use of Estimates and Judgments

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the processing of applying the Company’s accounting policies. The Company regularly evaluates estimates and assumptions related to deferred income tax valuation allowances. The Company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3. Related Party Transactions

As at March 31, 2020 the Company owed $19,188 (June 30, 2019 - $11,898) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

Liquidity and Capital Resources

As of March 31, 2020, we had a cash balance and total assets of $190 compared to cash and total assets of $302 as at June 30, 2019. The decrease in cash and total assets was due to payment of banking fees. As at March 31, 2020, and June 30, 2019 we had total liabilities of $20,938 and $19,383 respectively. The increase in liabilities is due to funding received from our President and Director to fund our general expenditures. Our working capital deficit was $20,748 as at March 31, 2020 compared to $19,081 as at June 30, 2019, with the increase due to additional funding from our President and Director, which is unsecured, non-interest bearing, and due on demand.

During the period ended March 31, 2020, we did not issue any common shares.

Results of Operations

During the three months ended March 31, 2020, we incurred $42 of operating expenditures comprised of bank charges compared to $1,392 for bank charges and professional fees for the three months ended March 31, 2019.

During the nine months ended March 31, 2020, we incurred $1,667 of operating expenditures comprised of bank charges and transfer agent and filing fees compared to $7,826 for the nine months ended March 31, 2019 which is comprised of bank charges and professional fees.

Cash Flows

During the nine months ended March 31, 2020, we used $112 of cash for operating activities compared to the use of $126 for operating activities during the nine months ended March 31, 2019. During the nine months ended March 31, 2020 and the nine months ended March 31, 2019 we did not have any investing or financing activities.

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

The financial statements as of and for the three and nine months ended March 31, 2020 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has an accumulated deficit of $20,798. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2020.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language):

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

HOOPS SCOUTING USA

Date: November 23, 2020	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer