Form 10-K
period 2020-06-30
HOOPS SCOUTING USA
filed 2021-07-06
CIK 1721056

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED June 30, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO________________________.

Commission File Number: 333-221200

HOOPS SCOUTING USA

(Exact name of registrant as specified in its charter)

Wyoming	7389	384010393
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]
		Emerging growth company	[X]

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

As of June 30, 2021, the Registrant had 500,000 shares of Common Stock issued and outstanding.

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

From inception until the date of this Report, we have had limited operating activities, primarily consisting of the incorporation of our company, development of our business plan, opening a bank account, the initial equity funding by our officers and directors, and registering and launching our website. We received our initial funding of $50 through the sale of common stock from our officer and director, who purchased 500,000 shares of common stock at $0.0001 per share. Subsequent to June 30, 2021, the Company issued 330,000 common shares at $0.10 per share for proceeds of $33,000.

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

To implement our business plan, we require a minimum funding of $36,000 over the next twelve months. After twelve months period, we may need additional financing. If we do not generate any revenue, we may need a minimum of $9,000 of additional funding to pay for legal and accounting fees, and for costs associated with being a “reporting issuer” under the Securities Exchange Act of 1934, as amended SEC filing requirements. Our officer and director, has agreed to loan the company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the company and there is also no guarantee that he will continue to loan the funds to the company in the future as well. We have no revenues and have incurred losses since inception.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 63 Rocio Court, Palm Desert, CA 92260. Our telephone number is (604) 715-0887. We currently use space in our sole officer and directors home and we believe this space is sufficient to meet our needs for the foreseeable future. We do not currently own any real estate.

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

Results of operations

During the year ended June 30, 2020, we incurred $8,976 of operating expenditures comprised of bank charges, professional fees as well as transfer agent/filing fees compared to $10,934 for the year ended June 30, 2019. The decrease in operating expenses is due to decrease in operating activity during the current period. Our net loss since inception is $28,107 as of June 30, 2020 related primarily to professional fees, the incorporation of the company, bank charges, office supplies, registration of our domain name, and launching of the website.

Since inception, we have offered and sold (i) 500,000 shares of common stock to our officers and directors, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During the period ended June 30, 2020, we did not issue any common shares.

Liquidity and Capital Resources

As of June 30, 2020, the Company had a cash balance and total assets of $148 compared to cash and total assets of $302 as at June 30, 2019. The decrease in cash and total assets was due to bank charges. As at June 30, 2020 and June 30, 2019, we had total liabilities of $28,205 and $19,383 respectively. Our working capital deficit was $28,057 as at June 30, 2020 compared to $19,081 as at June 30, 2019.

The available capital reserves of the company are not sufficient for the company to remain operational. As of June 30, 2020, our officer and director, who is currently our sole shareholder, advanced the Company $22,500 to pay expenses related to our operations since our inception. The loan is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended June 30, 2020, we used $154 of cash for operating activities compared to the use of $1,149 for operating activities during the year ended June 30, 2019. During the years ended June 30, 2020 and 2019, we did not have any investing or financing activities.

Going concern consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an ongoing business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company including legal and accounting fees will be approximately $10,000.

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

In performing the above-referenced assessment, management had concluded that as of June 30, 2020, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

ii)Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process. The Company also does not have a formal financial reporting process which has resulted in the Company being delinquent in its SEC filings on a quarterly and annual basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position	Date Appointed
Jamie Oei	44	President, CEO, CFO, Secretary and Director	October 31, 2016

Identification of Certain Significant Employees

We currently have no employees.

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

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers since inception (October 31, 2016).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jamie Oei, President, CFO Secretary, Treasurer and Director (1)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

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

Name and Address of Beneficial Owner	Title of Class	Amount &Nature of Beneficial Ownership (1)	Percent of Class (%) (2)
Mr. Jamie Oei (3) 63 Rico Court Palm Desert, CA 92260	Common	500,000	100%
All Officers and Directors as a Group	Common	500,000	100%

(1)The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)Based on 500,000 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days.

(3)Mr. Jamie Oei is the current President, CEO, Treasurer, Secretary and a Director of the Company. His beneficial ownership includes 500,000 common shares.

(4)Regardless of the amount of shares sold pursuant to this Registration Statement, Mr. Oei shall remain the majority shareholder of the Company and shall therefore generally control the operations and business direction of the Company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2016, pursuant to a subscription agreement, we offered and sold 500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the company $6,898 to pay expenses. during 2019, our officer and director advanced the Company $5,000 to pay expenses and, during 2020 our officer and director advanced the Company $10,602 to pay expenses. Our officer and director Jamie Oei is our promoter.

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

	June 30, 2020	June 30, 2019
Audit Fees	$5,000	$5,000
Audit Related Fees	4,000	4,000
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$9,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

(a) (3) Index to Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
21.1	The Company has no subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Section 1350 Certification of Principal Executive Officer

101.1*	Interactive Data Files

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of July 2021.

HOOPS SCOUTING USA

/s/ Jamie Oei
By:	Jamie Oei
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/Jamie Oei
By: Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	July 6, 2021

HOOPS SCOUTING USA

Financial Statements

Years Ended June 30, 2020 and 2019

(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hoops Scouting USA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2020 and 2019, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $28,057 and an accumulated deficit of $28,107 as at June 30, 2020. During the year ended June 30, 2020, the Company had no revenues and used cash of $154 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

July 6, 2021

HOOPS SCOUTING USA

Balance sheets

(Expressed in U.S. dollars)

	June 30, 2020 $	June 30, 2019 $

Assets

Current assets

Cash	148	302

Total assets	148	302

Liabilities and stockholders’ deficit

Current liabilities

Accounts payable and accrued liabilities	5,705	7,485
Due to related party (Note 3)	22,500	11,898

Total liabilities	28,205	19,383

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 5)

Stockholders’ deficit

Common stock Authorized: 1,000,000 shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Deficit	(28,107)	(19,131)

Total stockholders’ deficit	(28,057)	(19,081)

Total liabilities and stockholders’ deficit	148	302

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of operations and comprehensive loss

(Expressed in U.S. dollars)

	Year ended	Year ended
	June 30,	June 30,
	2020	2019
	$	$
Operating expenses

General and administrative	154	154
Professional fees	4,956	10,045
Transfer agent and filing fees	3,866	735

Net loss and comprehensive loss	(8,976)	(10,934)

Net loss per share, basic and diluted	(0.02)	(0.02)

Weighted average shares outstanding	500,000	500,000

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of stockholders’ deficit

(Expressed in U.S. dollars)

	Common stock		Deficit $	Total stockholders’ deficit $
	Number of shares	Amount
		$
Balance, June 30, 2018	500,000	50	(8,197)	(8,147)

Net loss for the year	–	–	(10,934)	(10,934)

Balance, June 30, 2019	500,000	50	(19,131)	(19,081)

Net loss for the year	–	–	(8,976)	(8,976)

Balance, June 30, 2020	500,000	50	(28,107)	(28,057)

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of cash flows

(Expressed in U.S. dollars)

	Year ended June 30, 2020 $	Year ended June 30, 2019 $

Operating activities

Net loss	(8,976)	(10,934)

Adjustments to reconcile net loss to net cash used in operating activities:

Accounts payable and accrued liabilities	(1,780)	4,785
Due to related party	10,602	5,000
		–
Net cash used in operating activities	(154)	(1,149)

Change in cash	(154)	(1,149)

Cash, beginning of year	302	1,451

Cash, end of year	148	302

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2020 and 2019

(Expressed in U.S. dollars)

1.Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2020, the Company has a working capital deficit of $28,057 and an accumulated deficit of $28,107 since inception. During the year ended June 30, 2020, the Company had no revenues and used $154 of cash for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2020 and 2019

(Expressed in U.S. dollars)

2.Significant Accounting Policies (continued)

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

(g)Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2020 and 2019, the Company had no items that affected comprehensive loss.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2020 and 2019

(Expressed in U.S. dollars)

2.Significant Accounting Policies (continued)

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

3.Related Party Transactions

As at June 30, 2020, the Company owed $22,500 (2019 - $11,898) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4.Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	2020 $	2019 $

Income tax recovery at statutory rate	(1,884)	(2,297)

Valuation allowance change	1,884	2,297

Provision for income taxes	–	–

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2020 and 2019

(Expressed in U.S. dollars)

4.Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at June 30, 2020 and 2019 are as follows:

	2020 $	2019 $

Net operating losses carried forward	5,902	4,018
Valuation allowance	(5,902)	(4,018)

Net deferred tax asset	–	–

The Company has net operating losses carried forward of $28,107 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$
2037	274
2038	7,923
2039	10,934
2040	8,976

28,107

5.Subsequent Events

(a)Subsequent to June 30, 2020, the Company issued 330,000 common shares at $0.10 per share for proceeds of $33,000.

(b)On August 18, 2020, the Company issued a loan payable with a shareholder for proceeds of $8,000. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)On August 27, 2020, the Company issued a loan payable with a shareholder for proceeds of $8,000. The amount owing is unsecured, non-interest bearing, and due on demand.