Form 10-Q
period 2020-09-30
HOOPS SCOUTING USA
filed 2021-08-31
CIK 1721056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2020

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from    to     ).

Commission File Number: 333-221200

HOOPS SCOUTING USA
(Exact name of registrant as specified in its charter)

Wyoming	7389	38-4010393
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☒ Yes     [   ] No

The number of shares of the Registrant’s common stock, par value $.0001 per share, outstanding as of August 25, 2021 was 500,000.

Item 1.	Financial Statements

HOOPS SCOUTING USA
Condensed Balance Sheets
(Expressed in U.S. dollars)
	September 30, 2020	June 30, 2020
	(unaudited)
	$	$
Assets

Current assets

Cash	27,543	148

Total assets	27,543	148

Liabilities and stockholders’ deficit

Current liabilities

Accounts payable and accrued liabilities	6,525	5,705
Due to related party (Note 3)	27,150	22,500

Total current liabilities	33,675	28,205

Non-current liabilities

Loans payable (Note 5)	16,000	-

Total liabilities	49,675	28,205

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 6)

Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Share subscriptions received (Note 4)	12,000	-
Deficit	(34,182)	(28,107)

Total stockholders’ deficit	(22,132)	(28,057)

Total liabilities and stockholders’ deficit	27,543	148

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of operations and comprehensive loss
(Expressed in U.S. dollars)
(unaudited)
	Three months ended September 30, 2020	Three months ended September 30, 2019
	$	$
Expenses

General and administrative	5,255	28
Transfer agent	820	-

Total expenses	6,075	28
Net loss and comprehensive loss for the period	(6,075)	(28)

Loss per share, basic and diluted	(0.01)	-

Weighted average shares outstanding	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common stock
	Number of shares	Amount	Share subscriptions Received	Deficit	Total stockholders’ Deficit
		$	$	$	$
Balance, June 30, 2019	500,000	50	-	(19,131)	(19,081)

Net loss for the period	-	-	-	(28)	(28)

Balance, September 30, 2019	500,000	50	-	(19,159)	(19,109)

Balance, June 30, 2020	500,000	50	-	(28,107)	(28,057)

Share subscriptions received	-	-	12,000	-	12,000
.
Net loss for the period	-	-	-	(6,075)	(6,075)

Balance, September 30, 2020	500,000	50	12,000	(34,182)	(22,132)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Expressed in U.S. dollars)
(unaudited)
	Three months ended September 30, 2020	Three months ended September 30, 2019
	$	$
Operating activities

Net loss	(6,075)	(28)

Adjustments to reconcile net loss to net cash used in operating activities:

Accounts payable and accrued liabilities	820	-
Due to related parties	4,650	-

Net cash used in operating activities	(605)	(28)

Financing activities

Proceeds from loans payable	16,000	-
Proceeds from share subscriptions received	12,000	-

Net cash provided by financing activities	28,000	-
..
Change in cash	27,395	(28)

Cash, beginning of period	148	302

Cash, end of period	27,543	274

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

September 30, 2020

(Expressed in U.S. dollars)

1.Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These interim condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2020, the Company has not generated any revenues, has a working capital deficit of $22,132, and an accumulated deficit of $34,182. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Significant Accounting Policies

(a)Basis of Presentation

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended June 30, 2020. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

(c)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

HOOPS SCOUTING USA

Notes to the condensed financial statements

September 30, 2020

(Expressed in U.S. dollars)

3.Related Party Transactions

As at September 30, 2020 the Company owed $27,150 (June 30, 2020 - $22,500) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4.Common Stock

During the period ended September 30, 2020, the Company received proceeds of $12,000 relating to share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued.

5.Loans Payable

As at September 30, 2020, the Company owed $16,000 (June 30, 2020 - $nil) to non-related parties for loans payable.  The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2022.

6.Subsequent Event

Subsequent to September 30, 2020, the Company received $21,000 of share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued.

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

Liquidity and Capital Resources

As of September 30, 2020, we had a cash balance and total assets of $27,543 compared to cash and total assets of $148 as at June 30, 2020. The increase in cash and total assets was due to the Company receiving proceeds of $16,000 from loans payable and $12,000 relating to share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued. As at September 30, 2020, the Company owed $16,000 (June 30, 2020 - $nil) to non-related parties for loans payable, which are unsecured, non-interest bearing, and due on or before December 31, 2022.  As at September 30, 2020, and June 30, 2020 we had total liabilities of $49,675 and $28,205 respectively.  Our working capital deficit was $22,132 as at September 30, 2020 compared to $28,057 as at June 30, 2020.

During the period ended September 30, 2020, we did not issue any common shares. During the period ended September 30, 2020, the Company received proceeds of $12,000 relating to share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued. Subsequent to September 30, 2020, the Company received $21,000 of share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued.

Results of Operations

During the three months ended September 30, 2020, we incurred $6,075 of operating expenditures comprised of general and administrative and transfer agent fees compared to $28 for bank charges the three months ended September 30, 2019.

Cash Flows

During the three months ended September 30, 2020, we used $605 of cash for operating activities compared to the use of $28 for operating activities during the three months ended September 30, 2019.  During the three months ended September 30, 2020 the Company entered into two loans for a total of $16,000 to non-related parties for loans payable.  The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2022.  The three months ended September 30, 2019 we did not have any investing or financing activities.

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

The financial statements as of and for the three months ended September 30, 2020 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $22,132 and has an accumulated deficit of $34,182. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2020.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2020.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language):

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

HOOPS SCOUTING USA

Date: August 30, 2021	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer