Form 10-Q
period 2021-03-31
HOOPS SCOUTING USA
filed 2021-08-31
CIK 1721056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☒ Yes     [   ] No

The number of shares of the Registrant’s common stock, par value $.0001 per share, outstanding as of August 25, 2021 was 500,000.

Item 1.	Financial Statements

HOOPS SCOUTING USA
Condensed Balance Sheets
(Expressed in U.S. dollars)
	March 31, 2021	June 30, 2020
	(unaudited)
	$	$
Assets

Current assets

Cash	1,758	148
Prepaid expenses	23,024	-

Total assets	24,782	148

Liabilities and stockholders’ deficit

Current liabilities

Accounts payable and accrued liabilities	6,930	5,705
Due to related party (Note 3)	27,150	22,500

Total current liabilities	34,080	28,205

Non-current liabilities

Loans payable (Note 5)	16,000	-

Total liabilities	50,080	28,205

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 6)

Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Share subscriptions received (Note 4)	15,000	-
Deficit	(40,348)	(28,107)

Total stockholders’ deficit	(25,298)	(28,057)

Total liabilities and stockholders’ deficit	24,782	148

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of operations and comprehensive loss
(Expressed in U.S. dollars)
(unaudited)
	Three months ended March 31, 2021	Three months ended March 31, 2020	Nine months ended March 31, 2021	Nine months ended March 31, 2020
	$	$	$	$
Expenses

General and administrative	30	42	5,466	112
Professional fees	-	-	3,750	-
Transfer agent	-	-	3,025	1,555

Total expenses	30	42	12,241	1,667
Net loss and comprehensive loss for the period	(30)	(42)	(12,241)	(1,667)

Loss per share, basic and diluted	-	-	-	-

Weighted average shares outstanding	500,000	500,000	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common Stock
	Number of shares	Amount	Share subscriptions received	Deficit	Total stockholders’ deficit
		$	$	$	$

Balance, June 30, 2019	500,000	50	-	(19,131)	(19,081)

Net loss for the period	-	-	-	(28)	(28)
			−
Balance, September 30, 2019	500,000	50	-	(19,159)	(19,109)
			−
Net loss for the period	-	-	-	(1,597)	(1,597)

Balance, December 31, 2019	500,000	50	-	(20,756)	(20,706)

Net loss for the period	-	-	-	(42)	(42)

Balance, March 31, 2020	500	50	-	(20,798)	(20,748)

Balance, June 30, 2020	500,000	50	-	(28,107)	(28,107)

Share subscriptions received	-	-	12,000	-	12,000

Net loss for the period	-	-	-	(6,075)	(6,075)

Balance, September 30, 2020	500,000	50	12,000	(34,182)	(22,132)

Share subscriptions received	-	-	3,000	-	3,000

Net loss for the period	-	-	-	(6,136)	(6,136)

Balance, December 31, 2020	500,000	50	15,000	(40,318)	(25,268)

Net loss for the period	-	-	-	(30)	(30)

Balance, March 31, 2021	500	50	15,000	(40,348)	(25,298)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Expressed in U.S. dollars)
(unaudited)
	Nine months ended March 31, 2021	Nine months ended March 31, 2020
	$	$
Operating activities

Net loss	(12,241)	(1,667)

Adjustments to reconcile net loss to net cash used in operating activities:

Prepaid expenses	(23,024)	-
Accounts payable and accrued liabilities	1,225	(5,735)
Due to related parties	4,650	7,290

Net cash used in operating activities	(29,390)	(112)

Financing activities

Proceeds from loans payable	16,000	-
Proceeds from share subscriptions received	15,000	-

Net cash provided by financing activities	31,000	-
..
Change in cash	1,610	(112)

Cash, beginning of period	148	302

Cash, end of period	1,758	190

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2021

(Expressed in U.S. dollars)

1.Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These interim condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2021, the Company has not generated any revenues, has a working capital deficit of $9,298, and an accumulated deficit of $40,348. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2021

(Expressed in U.S. dollars)

3.Related Party Transactions

As at March 31, 2021 the Company owed $27,150 (June 30, 2020 - $22,500) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4.Common Stock

During the period ended March 31, 2021, the Company received proceeds of $15,000 relating to share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued.

5.Loans Payable

As at March 31, 2021, the Company owed $16,000 (June 30, 2020 - $nil) to non-related parties for loans payable.  The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2022.

6.Subsequent Event

Subsequent to March 31, 2021, the Company received $18,000 of share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued.

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

Liquidity and Capital Resources

As of March 31, 2021, we had a cash balance of $1,758 and total assets of $24,782 compared to cash and total assets of $148 as at June 30, 2020. The increase in total assets was due to the prepayment of $23,024 of professional fees for which the services have not yet been provided to the Company.

As at March 31, 2021, the Company owed $16,000 (June 30, 2020 - $nil) to non-related parties for loans payable, which are unsecured, non-interest bearing, and due on or before December 31, 2022.  As at March 31, 2021, and June 30, 2020 we had total liabilities of $50,800 and $28,205 respectively.  The increase in total liabilities is due to the issuance of loans payable for $16,000 as part of our financing activities during the current fiscal year.  Our working capital deficit was $9,298 as at March 31, 2021 compared to $28,057 as at June 30, 2020.  The decrease in the working capital deficit was due to the cash proceeds received from the issuance of the loans payable and share subscriptions that were either unused or used for professional services where the services have not yet been provided to the Company.

During the period ended March 31, 2021, we did not issue any common shares. During the period ended March 31, 2021, the Company received proceeds of $15,000 relating to share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued. Subsequent to March 31, 2021 the Company received $18,000 of share subscriptions for the issuance of common shares at $0.10 per share.  As of the date of this filing, the common shares have not been issued.

Results of Operations

During the three months ended March 31, 2021, we incurred $30 of operating expenditures comprised of bank fees, compared to $42 for bank fees and during the three months ended March 31, 2020. Overall, the Company had minimal operations during the current fiscal period.

During the nine months ended March 31, 2021, we incurred $12,241 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $1,667 for bank charges and transfer agent fees during the nine months ended March 31, 2020. The increase in our operating activity was due to professional fees incurred for our SEC filing requirements as well as higher general and administrative costs due to increase in cash flow in our Company.

Cash Flows

During the nine months ended March 31, 2021, we used $29,390 of cash for operating activities compared to the use of $70 for operating activities during the nine months ended March 31, 2020.  The increase in cash used for operating activities during the nine months ended March 31, 2021is due to $23,024 in prepaid expenses.

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

The financial statements as of and for the nine months ended March 31, 2021 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $9,298, and has an accumulated deficit of $40,348. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2021.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2021.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language):

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

HOOPS SCOUTING USA

Date: August 31, 2021	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer