Form 10-K
period 2021-06-30
HOOPS SCOUTING USA
filed 2021-10-05
CIK 1721056

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 333-221200

  HOOPS SCOUTING USA

(Exact name of registrant as specified in its charter)

Wyoming	7389	38-4010393
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

63 Rocio Court

Palm Desert, CA 92260

Tel: (604) 715-0887

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes   [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes   [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Yes [x] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   [_] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: NIL.0

As of September 30, 2021, the Registrant had 500,000 shares of Common Stock issued and outstanding.

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

From inception until the date of this Report, we have had limited operating activities, primarily consisting of the incorporation of our company, development of our business plan, opening a bank account, the initial equity funding by our officers and directors, and registering and launching our website. We received our initial funding of $50 through the sale of common stock from our officer and director, who purchased 500,000 shares of common stock at $0.0001 per share. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share.  As of the date of this report, the common shares have not been issued.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 63 Rocio Court, Palm Desert, CA 92260. Our telephone number is (760) 636-4353 . We currently use space in our sole officer and director’s home and we believe this space is sufficient to meet our needs for the foreseeable future. We do not currently own any real estate.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

Off balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of operations

During the year ended June 30, 2021, we incurred $36,592 of operating expenditures comprised of bank charges, professional fees as well as transfer agent/filing fees compared to $8,976 for the year ended June 30, 2020. The increase in operating expenses is due to increase in operating activity during the current period, including payment for legal services relating to our DTC eligibility application. Our net loss since inception is $64,699 and we have not earned any revenues since our inception.

Since inception, we have offered and sold (i) 500,000 shares of common stock to our officers and directors, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share.  As of the date of this report, the common shares have not been issued.

Liquidity and Capital Resources

As of June 30, 2021, the Company had a cash balance and total assets of $10,586 compared to cash and total assets of $148 as at June 30, 2020. The increase in cash and total assets was due to the Company receiving share subscriptions relating to a private placement. As at June 30, 2021 and 2020, we had total liabilities of $43,235 and $28,205 respectively. Our working capital deficit was $16,649 as at June 30, 2021 compared to $28,057 as at June 30, 2020.  The improvement in our working capital was due to the proceeds received from the share subscriptions are being used to pay day-to-day operating costs.

The available capital reserves of the company are not sufficient for the company to remain operational. As of June 30, 2021 and 2020, our officer and director, who is currently our sole shareholder, is owed $26,580 and $22,500, respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

During the year ended June 30, 2021, we received $16,000 in loan proceeds from two non-related investors which are unsecured, bears no interest, and is due on or before December 1, 2022.

We cannot guarantee that we will be able to sell all the shares required. If we are successful, any money raised will be applied to the items set forth in the use of proceeds section of this prospectus. As of the date of this registration statement, the current funds available to the company will be sufficient to continue maintaining a reporting status. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure by being a “reporting issuer” under the Securities Exchange Act of 1934, as amended.” that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much cash we are able to retain, we will focus on meeting all our planned expenses.

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

Cash Flows

During the year ended June 30, 2021, we used $37,562 of cash for operating activities compared to the use of $154 for operating activities during the year ended June 30, 2020.  The increase in the use of cash for operating activities was due to an increase in legal fees relating to our DTC eligibility.

During the year ended June 30, 2021, the Company received $32,000 of financing activities related to share subscriptions from a private placement of common shares at $0.10 per share.  As of the date of this report, the common shares have not been issued.  The Company did not have any financing activities during the year ended June 30, 2020.

During the years ended June 30, 2021 and 2020, we did not have any investing activities.

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

Fair value of financial instruments

ASC 820, “Disclosures About Fair Value of Financial Instruments”, requires the company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, amounts due to a related party, and loans payable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2021, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2021, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)Lack of Formal Policies and Procedures. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Saturna Group Chartered Professional Accountants LLP, our independent auditors, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the years ended June 30, 2021 and 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, promoter or control person of the Company has been involved in the following:

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

(ii)Engaging in any type of business practice; or

(ii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers since inception (October 31, 2016).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jamie Oei, President, CFO Secretary, Treasurer and Director (1)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

(1) Mr. Jamie Oei was appointed as President, CEO, CFO, Secretary, Treasurer and Director on October 31, 2016.

Narrative Disclosure to Summary Compensation Table

There are no current employment agreements between the Company and Mr. Oei. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

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

As of the date of this filing, there are 500,000 common shares issued and outstanding.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2016, pursuant to a subscription agreement, we offered and sold 500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the company $6,898 to pay expenses. During 2019, our officer and director advanced the Company $5,000 to pay expenses and, during 2020 our officer and director advanced the Company $10,602 to pay expenses. During 2021, our officer and director advanced the Company $4,080 to pay expenses. Our officer and director Jamie Oei is our promoter.

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

	June 30, 2021	June 30, 2020
Audit Fees	$5,000	$5,000
Audit Related Fees	3,750	4,500
Tax Fees	-	-
All Other Fees	-	-
Total	$8,750	$9,500

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

101.1* Interactive Data Files

* Filed herewith

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of October 2021.

HOOPS SCOUTING USA

/s/ Jamie Oei
By:	Jamie Oei
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ Jamie Oei
By: Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	October 4, 2021

HOOPS SCOUTING USA

Financial Statements

Years Ended June 30, 2021 and 2020

(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hoops Scouting USA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2021 and 2020, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $16,649 and an accumulated deficit of $64,699 as at June 30, 2021. During the year ended June 30, 2021, the Company had no revenues and used cash of $37,562 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements; and (ii) involved our especially challenging, subjective, or complex judgements.  We determined that there are no critical audit matters.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

.Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

October 4, 2021

HOOPS SCOUTING USA

Balance sheets

(Expressed in U.S. dollars)

	June 30,2021	June 30,2020
	$	$

Assets

Current assets

Cash	10,586	148

Total assets	10,586	148

Liabilities and stockholders’ deficit

Current liabilities

Accounts payable and accrued liabilities	655	5,705
Due to related party (Note 3)	26,580	22,500

Total current liabilities	27,235	28,205

Non-current liabilities

Loans payable (Note 4)	16,000	-

Total liabilities	43,235	28,205

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 7)

Stockholders’ deficit

Common stock Authorized: 1,000,000 shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Share subscriptions received (Note 5)	32,000	-
Deficit	(64,699)	(28,107)

Total stockholders’ deficit	(32,649)	(28,057)

Total liabilities and stockholders’ deficit	10,586	148

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of operations and comprehensive loss

(Expressed in U.S. dollars)

	Year ended June 30,2021	Year ended June 30,2020
	$	$

Operating expenses

General and administrative	1,793	154
Professional fees	31,774	4,956
Transfer agent and filing fees	3,025	3,866
Total expenses	36,592	8,976
Net loss and comprehensive loss	(36,592)	(8,976)

Net loss per share, basic and diluted	(0.07)	(0.02)

Weighted average shares outstanding	500,000	500,000

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of stockholders’ deficit

(Expressed in U.S. dollars)

	Common stock
	Number of shares	Amount	Share subscriptions received	Deficit	Total stockholders’ deficit
		$	$	$	$

Balance, June 30, 2019	500,000	50	-	(19,131)	(19,081)

Net loss for the year	-	-	-	(8,976)	(8,976)

Balance, June 30, 2020	500,000	50	-	(28,107)	(28,057)

Share subscriptions received	-	-	32,000	-	32,000

Net loss for the year	-	-	-	(36,592)	(36,592)

Balance, June 30, 2021	500,000	50	32,000	(64,699)	(32,649)

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of cash flows

(Expressed in U.S. dollars)

	Year ended June 30,2021	Year ended June 30,2020
	$	$

Operating activities

Net loss	(36,592)	(8,976)

Adjustments to reconcile net loss to net cash used in operating activities:

Accounts payable and accrued liabilities	(5,050)	(1,780)
Due to related party	4,080	10,602

Net cash used in operating activities	(37,562)	(154)

Financing activities

Proceeds from loans payable	16,000	-
Proceeds from share subscriptions	32,000	-

Net cash provided by financing activities	48,000	-

Change in cash	10,438	(154)

Cash, beginning of year	148	302

Cash, end of year	10,586	148

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2021 and 2020

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2021, the Company has a working capital deficit of $16,649 and an accumulated deficit of $64,699 since inception. During the year ended June 30, 2021, the Company had no revenues and used $37,562 of cash for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to a related party, and loans payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(g)Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2021 and 2020, the Company had no items that affected comprehensive loss.

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

3.    Related Party Transactions

As at June 30, 2021, the Company owed $26,580 (2020 - $22,500) to the President of the Company, which is unsecured, non-interest bearing, and due on demand.

4.Loans Payable

As at June 30, 2021, the Company owed $16,000 (2020 - $nil) of loans payable to non-related parties which are unsecured, non-interest bearing, and due on or before December 31, 2022.

5.Common Stock

During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share.

6.Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	2021 $	2020 $

Income tax recovery at statutory rate	(7,685)	(1,884)

Valuation allowance change	7,685	1,884

Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities as at June 30, 2021 and 2020 are as follows:

	2021 $	2020 $

Net operating losses carried forward	13,587	5,902
Valuation allowance	(13,587)	(5,902)

Net deferred tax asset	-	-

The Company has net operating losses carried forward of $64,699 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2037	274
2038	7,923
2039	10,934
2040	8,976
2041	36,592

Total	64,699

7.Subsequent Event

In July 2021, the Company received proceeds of $3,000 relating to share subscriptions at $0.10 per share.  As of the date of the financial statements, the common shares have not been issued.