Form 10-Q
period 2021-09-30
HOOPS SCOUTING USA
filed 2021-11-15
CIK 1721056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2021

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from    to    ).

Commission File Number: 333-260704

HOOPS SCOUTING USA
(Exact name of registrant as specified in its charter)

Wyoming	7389	38-4010393
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

63 Rocio Court

Palm Desert, CA 92260

Tel: (760) 636-4353

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☒ Yes     ☐ No

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of November 15, 2021 was 850,000.

Item 1. Financial Statements

HOOPS SCOUTING USA
Condensed Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2021 $	June 30, 2021 $
	(unaudited)
Assets

Current assets

Cash	151	10,586

Total assets	151	10,586

Liabilities and stockholders’ deficit

Current liabilities

Accounts payable and accrued liabilities	4,050	655
Due to related party (Note 3)	26,580	26,580

Total current liabilities	30,630	27,235

Non-current liabilities

Loans payable (Note 5)	16,000	16,000

Total liabilities	46,630	43,235

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 6)

Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value 500,000 shares issued and outstanding	50	50
Share subscriptions received (Note 4)	35,000	32,000
Deficit	(81,529)	(64,699)

Total stockholders’ deficit	(46,479)	(32,649)

Total liabilities and stockholders’ deficit	151	10,586

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three months ended September 30, 2021 $	Three months ended September 30, 2020 $
Expenses

General and administrative -6075	565	5,255
Professional fees	15,450
Transfer agent	815	820

Total expenses	16,830	6,075
Net loss and comprehensive loss for the period	(16,830)	(6,075)

Loss per share, basic and diluted	(0.03)	(0.01)

Weighted average shares outstanding	500,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common stock		Share subscriptions		Total stockholders’
	shares	Amount	received	Deficit	deficit

Balance at June 30, 2021	500,000	50	32,000	(64,699)	(32,649)

Share subscriptions received			3,000		3,000

Net loss for the period				(16,830)	(16,830)

Balance at September 30, 2021	500,000	50	35,000	(81,529)	(46,479)

Balance at June 30, 2020	500,000	50		(28,107)	(28,057)

Share subscriptions received			12,000		12,000

Net loss for the period				(6,075)	(6,075)

Balance at September 30, 2020	500,000	50	12,000	(34,182)	(22,132)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Three months ended September 30, 2021 $	Three months ended September 30, 2020 $

Operating activities

Net loss	(16,830)	(6,075)

Adjustments to reconcile net loss to net cash used in operating activities:

Accounts payable and accrued liabilities	3,395	820
Due to related party		4,650

Net cash used in operating activities	(13,435)	(605)

Financing activities

Proceeds from loans payable		16,000
Proceeds from share subscriptions received	3,000	12,000

Net cash provided by financing activities	3,000	28,000

Change in cash	(10,435)	27,395

Cash, beginning of period	10,586	148

Cash, end of period	151	27,543

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Notes to the condensed financial statements September 30, 2021
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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended September 30, 2021, the Company had no revenues and incurred a net loss of $16,830. As at September 30, 2021, the Company has a working capital deficit of $30,479 and an accumulated deficit of $81,529. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended June 30, 2021. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

As at September 30, 2021 the Company owed $26,580 (June 30, 2021 - $26,580) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

HOOPS SCOUTING USA
Notes to the condensed financial statements September 30, 2021
(Expressed in U.S. dollars)

4.	Common Stock

During the period ended September 30, 2021, the Company received proceeds of $3,000 (2020 - $12,000) relating to share subscriptions for the issuance of common shares at $0.10 per share. Refer to Note 6.

5.	Loans Payable

As at September 30, 2021, the Company owed $16,000 (June 30, 2021 - $16,000) to non-related parties.The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2022.

6.	Subsequent Event

On October 18, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Liquidity and Capital Resources

As of September 30, 2021, we had a cash balance and total assets of $151 compared to cash and total assets of $10,586 as at June 30, 2021. The decrease in cash and total assets was due to an increase in activity and an increase in professional fees. As at September 30, 2021, and June 30, 2021 we had total liabilities of $46,630 and $43,235 respectively. The increase in liabilities was due to an increase in accounts payable and accrued liabilities due to timing differences from our operations. Our liabilities at September 30, 2021 and June 30, 2021 were comprised of amounts due to our President and Director of $26,580 and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2022.

Our working capital deficit was $30,479 as at September 30, 2021 compared to $16,649 as at June 30, 2021. The increase in the working capital deficit was due to the use of cash for our operating activities.

During the period ended September 30, 2021, we did not issue any common shares. During the three month period ended September 30, 2021, the Company received proceeds of $3,000 relating to share subscriptions for the issuance of common shares at $0.10 per share. On October 18, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021.

Results of Operations

During the three months ended September 30, 2021, we incurred $16,830 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $6,075 for general and administrative bank and transfer agent fees during the three months ended September 30, 2020.

Cash Flows

During the three months ended September 30, 2021, we used $13,435 of cash for operating activities compared to the use of $605 for operating activities during the three months ended September 30, 2020. The increase in the use of cash for the current period was due to the payment of professional fee relating to our SEC filing requirements. During the three months ended September 30, 2021, we received $3,000 of cash from share subscriptions compared to $nil during the three months ended September 30, 2020. We did not have any investing activities during the three months ended September 30, 2021 and 2020.

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

The financial statements as of and for the three months ended September 30, 2021 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $30,479 and has an accumulated deficit of $81,529. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2021.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2021. Saturna Group Chartered Professional Accountants LLP, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form S-1, which was declared effective on November 12, 2021. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language):

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

HOOPS SCOUTING USA

Date: November 15, 2021	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

