Form 10-Q
period 2022-03-31
HOOPS SCOUTING USA
filed 2022-05-16
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from __________ to __________ ).

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☒ Yes ☐ No

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of May 16, 2022 was 850,000.

Item 1.	Financial Statements

HOOPS SCOUTING USA
Condensed Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2022 $	June 30, 2021 $
	(unaudited)
Assets

Current assets

Cash	446	10,586

Total assets	446	10,586

Liabilities and stockholders’ deficit

Current liabilities

Accounts payable and accrued liabilities	1,003	655
Due to related party (Note 3)	61,581	26,580
Loans payable	16,000	-

Total current liabilities	78,584	27,235

Non-current liabilities

Loans payable (Note 5)	-	16,000

Total liabilities	78,584	43,235

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value (Note 4) 850,000 and 500,000 shares issued and outstanding, respectively	85	50
Additional paid-in capital (Note 4)	34,965	-
Share subscriptions received (Note 4)	-	32,000
Deficit	(113,188)	(64,699)

Total stockholders’ deficit	(78,138)	(32,649)

Total liabilities and stockholders’ deficit	446	10,586

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three months Ended March 31, 2022 $	Three months Ended March 31, 2021 $	Nine months ended March 31, 2022 $	Nine months ended March 31, 2021 $

Expenses

General and administrative	32	30	655	5,466
Professional fees	22,250	-	43,450	3,750
Transfer agent	745	-	4,384	3,025

Total expenses	23,027	30	48,489	12,241
Net loss and comprehensive loss for the period	(23,027)	(30)	(48,489)	(12,241)

Loss per share, basic and diluted	(0.03)	(0.00)	(0.07)	(0.02)

Weighted average shares outstanding	850,000	500,000	713,321	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Condensed Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common stock		Additional paid-in	Share subscriptions		Total stockholders’
	Number of shares	Amount $	capital $	received $	Deficit $	deficit $

Balance, June 30, 2020	500,000	50	-	-	(28,107)	(28,107)

Share subscriptions received	−	-	-	12,000	-	12,000

Net loss for the period	−	-	-	-	(6,075)	(6,075)

Balance, September 30, 2020	500,000	50	-	-	(34,182)	(22,132)

Share subscriptions received	−	-	-	3,000	-	3,000

Net loss for the period	−	-	-	-	(6,136)	(6,136)

Balance, December 31, 2020	500,000	50		15,000	(40,318)	(25,268)

Net loss for the period	−	-	-	-	(30)	(30)

Balance, March 31, 2021	500,000	50	-	15,000	(40,348)	(25,298)

Balance, June 30, 2021	500,000	50	-	32,000	(64,699)	(32,649)

Share subscriptions received	−	-	-	3,000	-	3,000

Net loss for the period	−	-	-	-	(16,830)	(16,830)

Balance, September 30, 2021	500,000	50	-	35,000	(81,529)	(46,479)

Shares issued against share subscription received	350,000	35	34,965	(35,000)	-	-

Net loss for the period	−	-	-	-	(8,632)	(8,632)

Balance, December 31, 2021	850,000	85	34,965	-	(90,161)	(55,111)

Net loss for the period	−	-	-	-	(23,027)	(23,027)

Balance, March 31, 2022	850,000	85	34,965	-	(113,188)	(78,138)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Nine months ended March 31, 2022 $	Nine months ended March 31, 2021 $

Operating activities

Net loss	(48,489)	(12,241)

Changes in operating assets and liabilities:

Prepaid expenses		(23,024)
Accounts payable and accrued liabilities	348	1,225
Due to related party	30,001	4,650

Net cash used in operating activities	(18,140)	(29,390)

Financing activities

Proceeds from loans payable		16,000
Proceeds from a related party	5,000
Proceeds from share subscriptions received	3,000	15,000

Net cash provided by financing activities	8,000	31,000

Change in cash	(10,140)	1,610

Cash, beginning of period	10,586	148

Cash, end of period	446	1,758

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2022
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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended March 31, 2022, the Company had no revenues and incurred a net loss of $48,489. As at March 31, 2022, the Company has a working capital deficit of $78,138 and an accumulated deficit of $113,188. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2022 (Expressed in U.S. dollars)

3. Related Party Transactions

As at March 31, 2022, the Company owed $61,581 (June 30, 2021 - $26,580) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

On November 18, 2021, the Company issued 350,000 common shares at $0.10 per share for proceeds of $35,000, of which $32,000 was received prior to June 30, 2021.

5. Loans Payable

As at March 31, 2022, the Company owed $16,000 (June 30, 2021 - $16,000) to non-related parties. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2022.

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

Liquidity and Capital Resources

As of March 31, 2022, we had a cash balance and total assets of $446 compared to cash and total assets of $10,586 as at June 30, 2021. The decrease in cash and total assets was due to an increase in activity and Glendale Securities Form 211 related filing fees. As at March 31, 2022, and June 30, 2021 we had total liabilities of $78,584 and $43,235 respectively. The increase in liabilities was due to an increase in accounts payable and accrued liabilities of $348 due to timing differences from our operations and an increase in the amount owed to our President and Director of $35,021 for payment of operating expenses.

Our working capital deficit was $78,138 as at March 31, 2022 compared to $16,649 as at June 30, 2021. The increase in the working capital deficit was due to the use of cash for our operating activities and the fact that our loans payable are now due within 12 months of the reporting date which resulted in the reclassification from non-current liabilities to current liabilities.

Results of Operations

During the three months ended March 31, 2022, we incurred $23,027 of operating expenditures comprised of general and administrative, professional fees and transfer agent fees compared to $30 for bank fees during the three months ended March 31, 2021. The increase in operating expenses was due to an increase in professional fees relating to additional time and costs incurred with respect to filing Form 211.

During the nine months ended March 31, 2022, we incurred $48,489 of operating expenditures comprised of general and administrative, professional fees and transfer agent fees compared to $12,241 for general and administrative, professional fees and transfer agent fees during the nine months ended March 31, 2021. The increase is due to an increase in day-to-day activities including professional fees to update our SEC reporting requirements, filing our Form 211, and for general and administrative costs.

Cash Flows

During the nine months ended March 31, 2022, we used $18,140 of cash for operating activities compared to the use of $29,390 for operating activities during the nine months ended March 31, 2021. The decrease in cash used for operating activities during the nine months ended March 31, 2022 is due to the fact that we raised $31,000 in financing proceeds in fiscal 2020 that was used for prepaid professional fees compared to the current period where we had minimal activity.

During the nine month period ended March 31, 2022, the Company received proceeds of $5,000 from our President and Director and $3,000 relating to share subscriptions for the issuance of common shares at $0.10 per share compared to $15,000 in share subscriptions and $16,000 in loans payable during the nine months ended March 31, 2021.

We did not have any investing activities during the nine months ended March 31, 2022 and 2021.

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

The financial statements as of and for the nine months ended March 31, 2022 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $78,138 and has an accumulated deficit of $113,188. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2022.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2022. Saturna Group Chartered Professional Accountants LLP, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

During the quarter ended March 31, 2022, the Company issued 30,000 common shares at $0.10 for proceeds of $3,000 pursuant to a private placement.  The funds were used for general working capital purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mining Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOPS SCOUTING USA

Date: May 16, 2022	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

