Form 10-K
period 2022-06-30
HOOPS SCOUTING USA
filed 2022-10-11
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

HOOPS SCOUTING USA
(Exact name of registrant as specified in its charter)

Wyoming	7389	38-4010393
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

63 Rocio Court

Palm Desert, CA 92260Tel: (760) 636-4353

(Address, including zip code, and telephone number, includingarea code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common stock, par value of $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $35,000.

As of October 11, 2022 the Registrant had 850,000 shares of Common Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS.

Corporate History

Hoops Scouting USA was incorporated on October 31, 2016 under the laws of the State of Wyoming. Hoops Scouting USA is a basketball scouting website www.hoopsscoutingusa.com for high school basketball players with aspirations of playing post-secondary basketball to upload stats. It is also an avenue for smaller university coaches who do not have the means to recruit larger areas of the United States and Internationally.

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

From inception until the date of this Report, we have had limited operating activities. We have not yet commenced operations and we have primarily undertaken only organizational activities including the incorporation of our company, development of our business plan, opening a bank account, the initial equity funding by our officers and directors, and registering and launching our website. We received our initial funding of $50 through the sale of common stock from our officer and director, who purchased 500,000 shares of common stock at $0.0001 per share. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 15, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as of September 30, 2021.

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

To implement our business plan, we require a minimum funding of $35,000 over the next twelve months to pay for website development and phase one of our marketing plan. After twelve months period, we may need additional financing. If we do not generate any revenue, we may need a minimum of $11,000 of additional funding to pay for legal and accounting fees, and for costs associated with being a “reporting issuer” under the Securities Exchange Act of 1934, as amended SEC filing requirements. Our officer and director, has agreed to loan the company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the company and there is also no guarantee that he will continue to loan the funds to the company in the future as well. We have no revenues and have incurred losses since inception.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Accounting and audit plan

Our independent auditor is expected to charge us approximately $6,000 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months after completion of this offering, we anticipate spending approximately $11,000 to pay for our accounting and audit requirements.

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

Results of operations

During the year ended June 30, 2022, we incurred $52,443 of operating expenditures comprised of bank charges, professional fees as well as transfer agent/filing fees compared to $36,592 for the year ended June 30, 2021. The increase in operating expenses is due to increase in operating activity during the current period, including payment for legal services relating to our DTC eligibility application. Our accumulated deficit is $117,142 and we have not earned any revenues since our inception.

Since inception, we have offered and sold (i) 500,000 shares of common stock to our officers and directors, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 15, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company had a cash balance and total assets of $392 compared to cash and total assets of $10,586 as at June 30, 2021. The decrease in cash and total assets was due to the proceeds received from the share subscriptions being used to pay day-to-day operating costs. As at June 30, 2022 and 2021, we had total liabilities of $82,484 and $43,235 respectively. Our working capital deficit was $66,092 as at June 30, 2022 compared to $16,649 as at June 30, 2021.

The available capital reserves of the company are not sufficient for the company to remain operational. As of June 30, 2022 and 2021, our officer and director, who is currently our sole shareholder, is owed $61,581 and $26,580, respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended June 30, 2022, we used $13,194 of cash for operating activities compared to the use of $37,562 for operating activities during the year ended June 30, 2021. The increase in the use of cash for operating activities was due to an increase in legal fees relating to our DTC eligibility.

During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 18, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021. Also during the year ended 2021, the Company received $16,000 of cash flow financing from loan proceeds. The loans payable to non-related parties are unsecured, non-interest bearing, and due on or before December 31, 2022.

During the years ended June 30, 2022 and 2021, we did not have any investing activities.

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

Summary of significant accounting policies

Basis of presentation

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is June 30.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2022 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2022, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2022, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)

Lack of Formal Policies and Procedures. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process. The Company also does not have a formal financial reporting process which has resulted in the Company being delinquent in its SEC filings on a quarterly and annual basis.

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

Sadler, Gibb & Associates LLC, our independent auditors for fiscal 2022, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2022. Saturna Group Chartered Professional Accountants LLP, our independent auditors for fiscal 2021, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position	Date Appointed
Jamie Oei	45	President, CEO, CFO, Secretary and Director	October 31, 2016

Identification of Certain Significant Employees

We currently have no employees.

Family Relationships

As we only have one officer and director, there are no family relationships.

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(ii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

11

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	(i)	Any Federal or State securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the past 5 years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jamie Oei, President, CFO Secretary, Treasurer and Director (1)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

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

As of the date of this filing, there are 850,000 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount &Nature of Beneficial Ownership (1)	Percent of Class (%) (2)
Mr. Jamie Oei (3) 63 Rocio Court Palm Desert, CA 92260	Common	500,000	58.82%
All Officers and Directors as a Group	Common	500,000	58.82%

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

(2)	Based on 850,000 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days.

(3)	Mr. Jamie Oei is the current President, CEO, Treasurer, Secretary and a Director of the Company. His beneficial ownership includes 500,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2016, pursuant to a subscription agreement, we offered and sold 500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the company $6,898 to pay expenses. During 2019, our officer and director advanced the Company $5,000 to pay expenses and, during 2020 our officer and director advanced the Company $10,602 to pay expenses. During 2021, our officer and director advanced the Company $4,080 to pay expenses. During 2022, our officer and director advanced the Company $35,001 to pay expenses. Our officer and director Jamie Oei is our promoter.

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

	June 30, 2022	June 30, 2021
Audit Fees	$5,000	$5,000
Audit Related Fees	5,000	3,750
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$8,750

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

(a) (1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of June 30, 2022 and June 30, 2021
Statements of operations and comprehensive loss for the years ended June 30, 2022 and June 30, 2021
Statements of Stockholders’ Equity for the years ended June 30, 2022 and June 30, 2021
Statements of Cash Flows for the years ended June 30, 2022 and June 30, 2021
Notes to the Financial Statements

(a) (3) Index to Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of October, 2022.

HOOPS SCOUTING USA

/s/ Jamie Oei
By:	Jamie Oei
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jamie Oei
By: Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	October 11, 2022

HOOPS SCOUTING USA

Financial Statements

For Years Ended June 30, 2022 and 2021

(expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hoops Scouting USA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA (the “Company”) as of June 30, 2021, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2021, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2017

Vancouver, Canada

October 4, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hoops Scouting USA:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hoops Scouting USA (“the Company”) as of June 30, 2022, the related statements of operations stockholders’ deficit, and cash flows for the period ended June 30, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2022.

Draper, UT

October 11, 2022

Firm ID 3627

HOOPS SCOUTING USA

Balance sheets

(Expressed in U.S. dollars)

	June 30, 2022 $	June 30, 2021 $

Assets
Current assets
Cash	392	10,586

Total assets	392	10,586

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	4,903	655
Due to related party (Note 3)	61,581	26,580

Total current liabilities	66,484	27,235
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	82,484	43,235

Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value 850,000 shares and 500,000 shares issued and outstanding, respectively	85	50
Additional paid-in capital	34,965	-
Share subscriptions received (Note 4)	-	32,000
Deficit	(117,142)	(64,699)

Total stockholders’ deficit	(82,092)	(32,649)

Total liabilities and stockholders’ deficit	392	10,586

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of operations

(Expressed in U.S. dollars)

	For the year ended June 30, 2022	For the year ended June 30, 2021
	$	$
Expenses
General and administrative	703	1,793
Professional fees	46,700	31,774
Transfer agent	5,040	3,025

Total expenses	52,443	36,592
Net loss	(52,443)	(36,592)

Loss per share, basic and diluted	(0.07)	(0.07)

Weighted average shares outstanding	748,356	500,000

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of stockholders’ deficit

(Expressed in U.S. dollars)

	Common stock		Additional	Share		Total
	Number of		paid-in	subscriptions		stockholders’
	shares	Amount	capital	received	Deficit	deficit
		$	$	$	$	$

Balance, June 30, 2020	500,000	50	-	-	(28,107)	(28,057)

Share subscriptions received	-	-	-	32,000	-	32,000

Net loss for the year	-	-	-	-	(36,592)	(36,592)

Balance, June 30, 2021	500,000	50	-	32,000	(64,699)	(32,649)

Balance, June 30, 2021	500,000	50	-	32,000	(64,699)	(32,649)

Share subscriptions received	-	-	-	3,000	-	3,000

Stock issued against share subscriptions received	350,000	35	34,965	(35,000)	-	-

Net loss for the year	-	-	-	-	(52,443)	(52,443)

Balance, June 30, 2022	850,000	85	34,965	-	(117,142)	(82,092)

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of cash flows

(Expressed in U.S. dollars)

	For the year ended June 30, 2022	For the year ended June 30, 2021
	$	$
Operating activities
Net loss	(52,443)	(36,592)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	0
Accounts payable and accrued liabilities	4,248	(5,050)
Due to related parties	35,001	4,080

Net cash used in operating activities	(13,194)	(37,562)

Financing activities
Proceeds from loans payable	-	16,000
Proceeds from share subscriptions received	3,000	32,000
Net cash provided by financing activities	3,000	48,000
Change in cash	(10,194)	10,438
Cash, beginning of period	10,586	148

Cash, end of period	392	10,586

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2022 and 2021

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the year ended June 30, 2022, the Company had no revenues and incurred a net loss of $52,443. As at June 30, 2022, the Company has a working capital deficit of $66,092 and an accumulated deficit of $117,142. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

2. Significant Accounting Policies

(a) Basis of Presentation

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2022 and 2021

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(d) Income Taxes

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

(e) Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and loans payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of June 30, 2022 and 2021.

(g) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2022 and 2021, the Company had no items that affected comprehensive loss.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2022 and 2021

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(h) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

As at June 30, 2022, the Company owed $61,581 (June 30, 2021 - $26,580) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

On October 15, 2021, the Company issued 350,000 common shares at $0.10 per share for proceeds of $35,000, of which $32,000 were received during the year ended June 30, 2021.

5. Loans Payable

As at June 30, 2022, the Company owed $16,000 (June 30, 2021 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2022.

6. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the year ended June 30, 2022	For the year ended June 30, 2021
Income tax expense (benefit) at statutory rate	(11,013)	(7,685)
Change in valuation allowance	11,013	7,685
Income tax expense	-	-

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2022 and 2021

(Expressed in U.S. dollars)

6. Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at June 30, 2021 and 2020 are as follows:

	June 30, 2022	June 30, 2021
Gross deferred tax asset	24,600	13,587
Valuation allowance	(24,600)	(13,587)
Net deferred tax asset	-	-

The Company has net operating losses carried forward of $117,142 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

2037	274
2038	7,923
2039	10,934
2040	8,976
2041	36,592
2042	52,443
Total	117,142

7. Subsequent Event

The Company evaluated all events or transactions that occurred after June 30, 2022. Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2022.

