Form 10-Q
period 2022-09-30
HOOPS SCOUTING USA
filed 2022-11-14
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2022

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of November 14, 2022 was 850,000.

Item 1. Financial Statements

HOOPS SCOUTING USA
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2022	June 30, 2022
	(unaudited)
	$	$
Assets

Current assets

Cash	222	392

Total assets	222	392

Liabilities and stockholders’ deficit

Current liabilities

Accounts payable and accrued liabilities	4,146	4,903
Due to related party (Note 3)	65,581	61,581
Loans Payable (Note 5)	16,000	16,000

Total current liabilities	85,727	82,484

Non-current liabilities	-	-

Total liabilities	85,727	82,484

Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value 850,000 shares issued and outstanding	85	85
Additional paid-in capital	34,965	34,965
Deficit	(120,555)	(117,142)

Total stockholders’ deficit	(85,505)	(82,092)

Total liabilities and stockholders’ deficit	222	392

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
	$	$
Expenses

General and administrative	103	565
Professional fees	3,000	15,450
Transfer agent	310	815

Total expenses	3,413	16,830
Net loss	(3,413)	(16,830)

Loss per share, basic and diluted	(0.00)	(0.03)

Weighted average shares outstanding	850,000	500,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common stock		Additional paid-in	Share subscriptions		Total stockholders’
	Number of shares	Amount $	capital $	received $	Deficit $	deficit $

Balance, June 30, 2021	500,000	50	-	32,000	(64,699)	(32,649)

Share subscriptions received	−		-	3,000		3,000

Net loss for the period	−		-		(16,830)	(16,830)

Balance, September 30, 2021	500,000	50	-	35,000	(81,529)	(46,479)

Balance, June 30, 2022	850,000	85	34,965	-	(117,142)	(82,092)

Net loss for the period	−		-		(3,413)	(3,413)

Balance, September 30, 2022	850,000	85	34,965	-	(120,555)	(85,505)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
	$	$
Operating activities

Net loss	(3,413)	(16,830)

Adjustments to reconcile net loss to net cash used in operating activities:

Accounts payable and accrued liabilities	(757)	3,395

Net cash used in operating activities	(4,170)	(13,435)

Financing activities

Proceeds from related parties	4,000	-
Proceeds from share subscriptions received	-	3,000

Net cash provided by financing activities	4,000	3,000
..
Change in cash	(170)	(10,435)

Cash, beginning of period	392	10,586

Cash, end of period	222	151

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Notes to the condensed financial statements September 30, 2022
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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended September 30, 2022, the Company had no revenues and incurred a net loss of $3,413.  As at September 30, 2022, the Company has a working capital deficit of $(85,505) and an accumulated deficit of $120,555. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended June 30, 2022. These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. Loans payable (Note 5) which matures December 31, 2022 has been reclassified from long term liabilities to current liabilities. This reclassification should have occurred in the year ended June 30, 2022. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

(b) Use of Estimates and Judgments

The preparation of these condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the processing of applying the Company’s accounting policies. The Company regularly evaluates estimates and assumptions related to deferred income tax valuation allowances. The Company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

HOOPS SCOUTING USA
Notes to the condensed financial statements September 30, 2022 (Expressed in U.S. dollars)

2               Significant Accounting Policies Cont.

(c)  Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

During the three months ended September 30, 2022, president loaned the Company $4,000 to pay for expenses. As at September 30, 2022, the Company owed $65,581 (June 30, 2022 - $61,581) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4.	Common Stock

During the three months ended September 30, 2021 $3,000 proceeds from share subscriptions were received. We did not receive any share subscription proceeds during the three months ended September 30, 2022.

5.	Loans Payable

As at September 30, 2022, the Company owed $16,000 (June 30, 2022 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2022.

6.	Subsequent Event

The Company evaluated all events or transactions that occurred after September 30, 2022 through November 14, 2022. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2022.

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

Liquidity and Capital Resources

As of September 30, 2022, we had a cash balance and total assets of $222 compared to cash and total assets of $392 as at June 30, 2022. The decrease in cash and total assets was due to an increase in activity and an increase in general and administrative fees. As at September 30, 2022, and June 30, 2022 we had total liabilities of 85,727 and $82,484 respectively.  The increase in liabilities was due to an increase in amounts due to a related party. Our liabilities at September 30, 2022 and June 30, 2022 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2022.

Our working capital deficit was $85,505 as at September 30, 2022 compared to $66,092 as at June 30, 2022 respectively.

During the period ended September 30, 2022, we did not issue any common shares. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 18, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021.

Results of Operations

During the three months ended September 30, 2022, we incurred $3,413 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $16,830 for general and administrative bank and transfer agent fees during the three months ended September 30, 2021. The decrease in operating expenditures is due to a higher number of SEC filings prepared during the three months ended September 30, 2021 compared to the three months ended September 30, 2022 the Company was up to date on filings.

Cash Flows

During the three months ended September 30, 2022, we used $4,170 of cash for operating activities compared to the use of $13,435 for operating activities during the three months ended September 30, 2021.  The decrease in the use of cash for the current period was due to the payment of professional fees relating to our SEC filing requirements in 2021.  During the three months ended September 30, 2022, we did not receive any cash from share subscriptions compared to $3,000 during the three months ended September 30, 2021.  We did not have any investing activities during the three months ended September 30, 2022 and 2021.

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

The financial statements as of and for the three months ended September 30, 2022 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $85,505 and has an accumulated deficit of $120,555. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2022.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2022.  Sadler, Gibb & Associates LLC, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOPS SCOUTING USA

Date: November 14, 2022	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

