Form 10-Q
period 2022-12-31
HOOPS SCOUTING USA
filed 2023-02-14
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2022

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from ______ to ______ ).

Commission File Number: 333-260704

HOOPS SCOUTING USA
(Exact name of registrant as specified in its charter)

Wyoming	7389	38-4010393
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

63 Rocio Court

Palm Desert, CA 92260

Tel:(760) 636-4353

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☒ Yes     ☐ No

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of February 14, 2023 was 850,000.

Item 1.	Financial Statements

HOOPS SCOUTING USA
Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2022	June 30, 2022
	(unaudited)	(audited)
	$	$
Assets

Current assets

Cash	28	392

Total assets	28	392

Liabilities and stockholders’ deficit

Current liabilities

Accounts payable and accrued liabilities	6,503	4,903
Due to related party (Note 3)	73,381	61,581
Loans Payable (Note 5)	16,000	16,000

Total current liabilities	95,844	82,484

Non-current liabilities	-	-

Total liabilities	95,844	82,484

Stockholders’ deficit

Common stock Authorized: 1,000,000 common shares, $0.0001 par value 850,000 shares issued and outstanding	85	85
Additional paid-in capital	34,965	34,965
Accumulated deficit	(130,906)	(117,142)

Total stockholders’ deficit	(95,856)	(82,092)

Total liabilities and stockholders’ deficit	28	392

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three months Ended	Three months Ended	Six months ended	Six months ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
	$	$	$	$
Expenses

General and administrative	48	58	151	623
Professional fees	8,800	5,750	11,800	21,200
Transfer agent	1,503	2,824	1,813	3,639
Total expenses	10,351	8,632	13,764	25,462
Net loss for the period	(10,351)	(8,632)	(13,764)	(25,462)

Loss per share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.04)

Weighted average shares outstanding	850,000	792,935	850,000	646,467

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA

Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Common stock		Additional Paid-in	Share subscriptions	Accumulated	Total stockholders’
	Number of Shares	Amount $	Capital $	received $	deficit $	deficit $

Balance, June 30, 2021	500,000	50	-	32,000	(64,699)	(32,649)

Share subscriptions received	−	-	-	3,000	-	3,000
.
Net loss for the period	−	-	-	-	(16,830)	(16,830)

Balance, September 30, 2021	500,000	50	-	35,000	(81,529)	(46,479)

Stock issued against share subscription received	350,000	35	34,965	(35,000)	-	-

Net loss for the period	−	-	-	-	(8,632)	(8,632)

Balance, December 31, 2021	850,000	85	34,965	-	(90,161)	(55,111)

Balance, June 30, 2022	850,000	85	34965	-	(117,142)	(82,092)

Net loss for the period	−	-	-	-	(3,413)	(3,413)

Balance, September 30, 2022	850,000	85	34965	-	(120,555)	(85,505)

Net loss for the period	−	-	-	-	(10,351)	(10,351)

Balance, December 31, 2022	850,000	85	34,965	-	(130,906)	(95,856)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Six months ended	Six months ended
	December 31,	December 31,
	2022	2021
	$	$
Operating activities

Net loss	(13,764)	(25,462)

Adjustments to reconcile net loss to net cash used in operating activities:
Due to related party	7,800	7,501
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,600	4,400

Net cash used in operating activities	(4,364)	(21,062)

Financing activities

Proceeds from a related party	4,000	12,501
Proceeds from share subscriptions received	-	3,000

Net cash provided by financing activities	4,000	15,501

Change in cash	(364)	(5,561)

Cash, beginning of period	392	10,586

Cash, end of period	28	5,025

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Notes to the condensed financial statements December 31, 2022
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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended December 31, 2022, the Company had no revenues and incurred a net loss of $13,764. As at December 31, 2022, the Company has a working capital deficit of $(95,856) and an accumulated deficit of $130,906. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended June 30, 2022. These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. Loans payable (Note 5) which matures December 1, 2023 has been reclassified from long term liabilities to current liabilities. This reclassification should have occurred in the year ended June 30, 2022. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

HOOPS SCOUTING USA
Notes to the condensed financial statements December 31, 2022
(Expressed in U.S. dollars)

3. Related Party Transactions

During the six months ended December 31, 2022, the president of the company contributed $7,800 towards operating expenses. The Company also received $4,000 in cash proceeds from the president during the six months ended December 31, 2022.

As at December 31, 2022, the Company owed $73,381 (June 30, 2022 - $61,581) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

During the six months period ended December 31, 2022, the Company received zero proceeds (2021 - $3,000) relating to share subscriptions for the issuance of common shares at $0.10 per share.

On October 15, 2021, the Company issued 350,000 shares at $0.10 per share against share subscriptions received to various investors under the subscription agreement.

5. Loans Payable

As at December 31, 2022, the Company owed $16,000 (June 30, 2022 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 1, 2023.

6. Subsequent Event

The Company evaluated all events or transactions that occurred after December 31, 2022. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2022.

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

Liquidity and Capital Resources

As of December 31, 2022, we had a cash balance and total assets of $28 compared to cash and total assets of $392 as at June 30, 2022. The decrease in cash and total assets was due to an increase in activity and an increase in general and administrative fees. As at December 31, 2022, and June 30, 2022 we had total liabilities of 95,884 and $82,484 respectively. The increase in liabilities was due to an increase in amounts due to a related party. Our liabilities at December 31, 2022 and June 30, 2022 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2023. During the six months ended December 31, 2022 the president of the company contributed $7,800 towards operating expenses. The Company also received $4,000 in cash proceeds from the president during the period. This increased the amount due to a related party by $11,800.

Our working capital deficit was $95,856 as at December 31, 2022 compared to $82,092 as at June 30, 2022 respectively.

During the period ended December 31, 2022, we did not issue any common shares. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 18, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021.

Results of Operations

During the three months ended December 31, 2022, we incurred $10,351 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $8,632 for general and administrative bank and transfer agent fees during the three months ended December 31, 2021. In September 2022 the Company changed auditors which resulted in an increase of professional fees during the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

During the six months ended December 31, 2022, we incurred $13,764 of operating expenditures comprised of general and administrative, professional fees and transfer agent fees compared to $25,462 for general and administrative, professional fees and transfer agent fees during the six months ended December 31, 2021. The decrease during the six months ended December 31, 2022 is due to increased professional fees incurred during the six months ended December 31, 2021 related to updating our SEC reporting requirements which included a one-time fee of $20,000.

Cash Flows

During the six months ended December 31, 2022, we used $4,364 of cash for operating activities compared to the use of $21,062 for operating activities during the six months ended December 31, 2021. The decrease in the use of cash for the current period was due to the payment of professional fees relating to our SEC filing requirements in 2021 including the one-time fee of $20,000. The decrease in cash used for operating activities during the six months ended December 31, 2022 is also due to the $7,800 in auditor fees paid by our president directly to the auditor on behalf of the Company. During the six months ended December 31, 2022, we did not receive any cash from share subscriptions compared to $3,000 during the six months ended December 31, 2021. We did not have any investing activities during the six months ended December 31, 2022 and 2021.

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

The financial statements as of and for the three months ended December 31, 2022 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $95,856 and has an accumulated deficit of $130,906. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2022.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2022. Sadler, Gibb & Associates LLC, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

HOOPS SCOUTING USA

Date: February 14, 2023	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

