Form 10-Q
period 2023-03-31
HOOPS SCOUTING USA
filed 2023-05-23
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2023

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from _________ to ________).

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

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of May 22, 2023 was 1,350,000.

Item 1. Financial Statements

HOOPS SCOUTING USA
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2023	June 30, 2022
	(unaudited)	(audited)
	$	$
Assets
Current assets
Cash	20	392

Total current asset	20	392
Property and equipment
Intangible asset	100,000	-
Less: Amortization	(3,927)	-
Property and equipment net	96,073	-
Total assets	96,093	392
Liabilities and stockholders’ deficit
Current liabilities
Bank overdrawn	40	-
Accounts payable and accrued liabilities	6,601	4,903
Promissory note payable	100,000	-
Due to related party (Note 3)	79,797	61,581
Loans Payable (Note 5)	16,000	16,000

Total current liabilities	202,438	82,484
Non-current liabilities	-	-
Total liabilities	202,438	82,484

Stockholders’ deficit
Common stock Authorized: 10,000,000,000 common shares, $0.0001 par value 850,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022	85	85
Additional paid-in capital	34,965	34,965
Deficit	(141,395)	(117,142)

Total stockholders’ deficit	(106,345)	(82,092)

Total liabilities and stockholders’ deficit	96,093	392

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three months ended March 31, 2023 $	Three months ended March 31, 2022 $	Nine months ended March 31, 2023 $	Nine months ended March 31, 2022 $

Expenses

Amortization expenses	3,927	-	3,927	-
General and administrative	189	32	340	655
Professional fees	4,000	22,250	15,800	43,450
Transfer agent	2,373	745	4,186	4,384
Total expenses	10,489	23,027	24,253	48,489
Net loss for the period	(10,489)	(23,027)	(24,253)	(48,489)

Loss per share, basic and diluted	(0.01)	(0.03)	(0.03)	(0.06)

Weighted average shares outstanding	1,083,333	850,000	926,642	850,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(Expressed in US dollars)
(unaudited)

	Common stock		Additional	Share		Total
	Number of	Amount	Paid-in Capital	subscriptions received	Accumulated Deficit	stockholders’ deficit
	Shares	$	$	$	$	$

Balance, June 30, 2021	500,000	50	-	32,000	(64,699)	(32,649)
Share subscriptions received	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-	-	(16,830)	(16,830)

Balance, September 30, 2021	500,000	50	-	35,000	(81,529)	(46,479)
Stock issued against share subscription received	350,000	35	34,965	(35,000)	-	-
Net loss for the period	-	-	-	-	(8,632)	(8,632)
Balance, December 31, 2021	850,000	85	34,965	-	(90,161)	(55,111)
Net loss for the period	-	-	-	-	(23,027)	(23,027)
Balance, March 31, 2022	850,000	85	34,965	-	(113,188)	(78,138)
Balance, June 30, 2022	850,000	85	34,965	-	(117,142)	(82,092)
Net loss for the period	-	-	-	-	(3,413)	(3,413)
Balance, September 30, 2022	850,000	85	34,965	-	(120,555)	(85,505)
Net loss for the period	-	-	-	-	(10,351)	(10,351)

Balance, December 31, 2022	850,000	85	34,965	-	(130,906)	(95,856)
Net loss for the period	-	-	-	-	(10,489)	(10,489)
Balance, March 31, 2023	850,000	85	34,965	-	(141,395)	(106,345)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Nine months ended March 31, 2023 $	Nine months ended March 31, 2022 $

Operating activities
Net loss	(24,253)	(48,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Bank overdrawn	40	-
Amortization expenses	3,927	-
Accounts payable and accrued liabilities	1,698	348

Net cash used in operating activities	(18,588)	(48,141)
Investing activities
Purchase of intangible asset	(100,000)	-
Net cash used in investing activities	(100,000)	-
Financing activities
Proceeds from promissory note	100,000	-
Proceeds from a related party	18,216	35,001
Proceeds from share subscriptions received	-	3,000

Net cash provided by financing activities	118,216	38,001
Change in cash	(372)	(10,140)
Cash, beginning of period	392	10,586
Cash, end of period	20	446

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-Cash financing and investing activities:
Asset acquired through promissory note	100,000	-

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2023
(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado. In furtherance of our business plan, on February 17, 2023, we entered into an Asset Purchase Agreement with Grit Performance Athletics Inc. (“Grit Performance”) to acquire all right, title and interest of Grit Performance and its Affiliates in the Grit Mobile Application and related products, including website, Instagram account, etc. (the “Assets”).

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended March 31, 2023, the Company had no revenues and incurred a net loss of $24,253. As at March 31, 2023, the Company has a working capital deficit of $(102,418) and an accumulated deficit of $141,395. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d) Intangible assets

Intangible assets consist of all right, title and interest of seller and its affiliates in the Grit Mobile Application and related complementary products acquired in an asset purchase agreement. The estimated useful life of these assets was determined to be 5 years. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2023
(Expressed in U.S. dollars)

(e) Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

3. Related Party Transactions

During the three months ended September 30, 2022, president of the company contributed $4,000 towards operating expenses.

During the three months ended December 31, 2022, president of the company contributed $7,800 towards operating expenses.

During the three months ended March 31, 2023, president of the company contributed $6,416 towards operating expenses.

As at March 31, 2023, the Company owed $79,797 (June 30, 2022 - $61,581) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Property and Equipment

	As at March 31, 2023	As at June 30, 2022
Intangible asset	$100,000	$-
Less: Amortization	(3,927)	-
Property and equipment net	$96,073	$-

Depreciation expense was $3,927 and $3,927 for the three and nine months ended March 31, 2023 respectively.

5. Common Stock

During the nine months period ended March 31, 2023, the Company received zero proceeds relating to share subscriptions for the issuance of common shares.

On October 15, 2021, the Company issued 350,000 shares at $0.10 per share against share subscriptions received to various investors under the subscription agreement.

6. Promissory Note Payable

During the three-months ended March 31, 2023 the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into equity shares of 500,000 at $0.20 per share on May 8, 2023.

7. Loans Payable

As at March 31, 2023, the Company owed $16,000 (June 30, 2022 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2023.

8. Subsequent Event

The Company determined that the below event was arise after March 31, 2023.

As of (May 8, 2023), the company converted the promissory note by issuing 500,000 shares at $0.20 per share.

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

Liquidity and Capital Resources

As of March 31, 2023, we had a cash balance of $20 and total assets of $96,093 compared to cash and total assets of $392 as at June 30, 2022. The increase in total assets was due to an asset acquisition. In furtherance of our business plan, on February 17, 2023, we entered into an Asset Purchase Agreement with Grit Performance Athletics Inc. (“Grit Performance”) to acquire all right, title and interest of Grit Performance and its Affiliates in the Grit Mobile Application and related products, including website, Instagram account, etc. (the “Assets”). The Assets are valued at $100,000 and are currently an account payable.

As at March 31, 2023, and June 30, 2022 we had total liabilities of $202,438 and $82,484 respectively.  The increase in liabilities was due to a promissory note of $100,000 incurred for the asset acquisition, and amounts due to a related party. Our liabilities at March 31, 2023 and June 30, 2022 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2023.

During the three months ended March 31, 2023 the president of the company contributed $6,416 towards operating expenses.

Our working capital deficit was $106,345 as at March 31, 2023 compared to $82,092 as at June 30, 2022 respectively.

During the period ended March 31, 2023, we did not issue any common shares. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 18, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021.

Results of Operations

During the three months ended March 31, 2023, we incurred $10,489 of operating expenditures comprised of amortization expenses, general and administrative, professional fees, and transfer agent fees compared to $23,027 for general and administrative bank and transfer agent fees during the three months ended March 31, 2022. The decrease of operating expenditures is due to a particularly large professional fee payment made during the three months period ended March 31, 2022 of $20,000.

During the nine months ended March 31, 2023, we incurred $24,253 of operating expenditures comprised of amortization expenses, general and administrative, professional fees and transfer agent fees compared to $48,489 for general and administrative, professional fees and transfer agent fees during the six months ended March 31, 2022.  The decrease during the six months ended March 31, 2023 is due to increased professional fees incurred during the six months ended March 31, 2022 related to updating our SEC reporting requirements which included a one-time fee of $20,000.

Cash Flows

During the nine months ended March 31, 2023, we used $18,588 of cash for operating activities compared to the use of $(48,141) for operating activities during the nine months ended March 31, 2022.  Asset Purchase Agreement with Grit Performance Athletics Inc. (“Grit Performance”) to acquire all right, title and interest of Grit Performance and its Affiliates in the Grit Mobile Application and related products, including website, Instagram account, etc. (the “Assets”). The Assets are valued at $100,000 and are noted in a promissory note. The shares were issued after March 31, 2023. During the nine months ended March 31, 2023, we had investing activities which included the purchase of an intangible asset of ($100,000). We did not have any investing activities during the nine months ended March 31, 2023. During the nine months ended March 31, 2023, we did not receive any cash from share subscriptions compared to $3,000 during the nine months ended Macrh 31, 2022.

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

The financial statements as of and for the nine months ended March 31, 2023 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $ (102,418) and an accumulated deficit of $141,395. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2023.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2023.  BF Borgers CPA PC our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOPS SCOUTING USA

Date: May 22, 2023	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

