Form 10-K
period 2023-06-30
HOOPS SCOUTING USA
filed 2023-12-08
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.00.

As of December 8, 2023 the Registrant had Pre-Split shares: 1,350,000 and Post-Split shares: 101,250,000 shares of Common Stock issued and outstanding. Effective June 9, 2023 a forward stock split of all issued and outstanding shares of Common Stock of the Company at a ratio of three for seventy-five for one.

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

PART I

ITEM 1. BUSINESS.

Corporate History

Hoops Scouting USA was incorporated on October 31, 2016 under the laws of the State of Wyoming. We offer a basketball website for high school basketball players with aspirations of playing post-secondary basketball.  Our website www.hoopsscoutingusa.com (the “Website”) will be the main hub and we are developing an app that will work in unison with the Website.

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

We received our initial funding of $50 through the sale of common stock from our officer and director, who purchased (500,000 before split) 37,500,000 shares of common stock at $0.0001 per share. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 15, 2021, the Company issued (350,000 before split) 26,250,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as of September 30, 2021. In furtherance of our business plan, on February 17, 2023, we entered into an Asset Purchase Agreement with Grit Performance Athletics Inc. (“Grit Performance”) to acquire all right, title and interest of Grit Performance and its Affiliates in the Grit Mobile Application and related products, including website, Instagram account, etc. (the “Assets”).   The Assets are valued at $100,000 and were paid for by the issuance of (500,000 before split) 37,500,000 restricted shares of our common stock to Grit Performance.

Hoops Scouting USA is a basketball scouting website for high school basketball players with aspirations of playing post-secondary basketball. The Hoops Scouting USA website will allow high school players to set up accounts, which include game film, schedules for high school and AAU games, stats, and high school academic marks. This will allow coaches to be able to see players and their stats and can plan their recruiting with the team schedules. This brings international recruiting to the desk of every college coach in the United States from Division 1, Division 2, Divisions 3, NAIA, and Junior College.

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

We are planning to offer basketball merchandise including sweaters, jerseys and shorts for sale on our website. We have obtained some inventory but the online store is not yet active.

In furtherance of our business plan, on February 17, 2023, we entered into an Asset Purchase Agreement with Grit Performance Athletics Inc. (“Grit Performance”) to acquire all right, title and interest of Grit Performance and its Affiliates in the Grit Mobile Application and related products, including website, Instagram account, etc. (the “Assets”).   The Assets are valued at $100,000 and were paid for by the issuance of (500,000 before split) 37,500,000 restricted shares of our common stock to Grit Performance.

The Grit app is an on demand digital training platform.  It is designed for high level on and off court training for the serious athlete. The app was designed by professionals with over 30 years of experience in training who have coached some of the best athletes in the world.  The app is designed to make training easier and allows users to train more efficiently.

Grit App was developed for young players to train on their own anywhere anytime and be able to do the drills that the best professionals in the world work on during their off-season training. Basketball has risen to the second most popular sport in the world. Players in the NBA are now coming from many international countries and people all over the world want to train like the NBA players do. Not everyone has access to pro trainers. The Grit App brings us closer than ever to working with top players and trainers.

About the Gritt App

High level on and off court training for the relentless designed by professionals. GRIT was created to help eliminate the guess work from your training. Follow custom workout plans or build your own featuring workout segments daily created for your needs and level to take your game to the next level. Everything is designed to be done on your own (or with a partner). All you need is a basketball, a hoop, your device to view the app and a work ethic. Our coaching staff has worked with and coached (professionally) some of the best athletes in the world and has experience working with athletes of all ages and skill levels across the globe. All workouts contain drill videos from our 1000+ drill library in high resolution. Each drill has a tangible goal tracking reps or time to complete and is recorded right in the app so you can see if you are tangibly improving.

The Grit App will operate seamlessly with the Hoops Scouting USA and be able to market to all Hoops a Scouting USA users and give them a deal on training or build packages that give them access to Hoops Scouting USA and the app for a single package price.

Grit App currently offers THE DAILY GRIND: GRIT + PREMIUM ZONE - One stop shop for the modern driven athlete. Daily workouts segments for custom programming tailored to your exact needs, comprehensive workout plans for specific improvement, inspiration, articles, videos, knowledge, discounts on GRIT products, strength & conditioning and more. Designed, created, managed and updated daily by professional coaches, trainers and athletes. This is the place to take your game to the next level. We have been where you want to go and we want to share our knowledge with you or how to achieve your aspirations.

The Grit App has the option for users sign up for monthly or yearly programs plus purchase individual workouts plans which they have lifetime access to. These levels are phased and encourage users to purchase the next progression of that portion of the app to enjoy 70 + workouts and workout segments with new workout added daily.

In the Grit App

We offer the following inside the app in addition to the video form workouts:

•	Free daily professionally programmed workouts (skill dev, shooting, ball handling, athletic dev., power, strength, mobility and yoga / injury prevention;

•	Informative Premium Content (advice, tips, basketball iq, sports psych etc.);

•	Film Breakdown;

•	Interviews;

•	Live Zoom Q&A;

•	Support from our staff of professional coaches and athletes from across the world via messages in the app;

•	Coaching Insight; and

•	Basketball IQ Seminars and Tips.

With NBA level talent both on the performance side and marketing side. Doug’s network or players from university to pro, professional coaches globally and some of the most influential basketball trainers in the world (see Dribble2much and Chris Brickley) are untapped markets and will be included into the fold in revenue sharing programs to help generate a lot of eyeballs on the app. Both of these people are close friends with our team and are ready to get on board when we take the next step. Between the two there are 4 + million followers on Instagram.

There are other entities on the market however there are nothing as thorough, as real or as in depth as what the GRIT app does for the modern athlete on the market. This app was created by professional coaches not simply trainers, the flow of workouts and programs have been used with thousands of athletes from grade school to the NBA globally for 20+ years and features the GRIT proprietary 4 quarter workout plan which is an all-encompassing holistic development model for athletes incorporating elements of skill development, consistent testing, data input and comparison, weekly challenges, strength and conditioning, digital one on one coaching, video breakdown and digital mentorship + evaluation via currently College / University coaches - all inside the app.

Our strategy with the Grit App is to recruit current and former NBA and NCAA players and coaches as well as respected trainers to have their workouts on the app and do a revenue share with them. This will allow them to sell the program on the app as their personal workout program and motivate them to sell it as they receive a portion of all revenues from their workout.

Hoops Scouting USA will continue to focus on basketball scouting services. The acquisition of the Grit App allows us to offer a separate product for those using Hoops Scouting USA app as well as having a separate revenue stream of people using the app only. We think we can use both products a separate entity as well as advertise each through each other.

Customers

The Gritt app currently has 3,500 customers. Our principal customers are youth to professional athletes globally there is something for all levels inside the app. Beginners to advanced segments and drills are housed inside the app. The guess work is taken out for athletes who choose to follow workout plans or to combine workout segments to fully customize their workouts.

Historical Operations:

The Grit App was founded in 2020 by professional basketball coach and trainer Doug Plumb. Doug has coached professionally in the NBL in Canada and was the 2022 NBL Coach of the year while leading the London Lighting to the NBL title. Doug has worked with multiple NBA players to refine their skills. Players such as NBA All-Stars, Kevin Durant, Carmelo Anthony, and Donovan Mitchell are just a few of the NBA stars to have trained with Doug.   The app got 3,500+ users in the first two months of operation with no advertising.

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

The Grit app can take on advertisers which can be put on all user and franchisee pages of the app. HSU plans to use NBA, NCAA and other Professional as well as the world’s top trainers to help advertise the app. The profit share structure we plan to implement allows these players to advertise via social media and share in users’ profits.  Marketing to date includes email marketing and brand deign, customer acquisition and marketing photography.

Competition

There are many well established companies in the industry such as Pure Sweat Training by Drew Hanlen which is another leading digital product. We expect to face medium to high level of resistance, and it will be up to our marketing efforts and negotiation skills to acquire customers. Most of our competitors may have greater financial resources than we do and will be able to withstand sales or price decreases better than we are. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Insurance

We do not maintain any insurance as of the date of this prospectus.

Employees

We currently have no employees. Our sole officer and director manages the day-to-day operations of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 63 Rocio Court, Palm Desert, CA 92260. Our telephone number is (760) 636-4353. We currently use space in our sole officer and director’s home and we believe this space is sufficient to meet our needs for the foreseeable future. We do not currently own any real estate.

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

Accounting and audit plan

Our independent auditor is expected to charge us approximately $15,000 to review our quarterly financial statements and approximately $12,000 to audit our annual financial statements. In the next twelve months after completion of this offering, we anticipate spending approximately $27,000 to pay for our accounting and audit requirements.

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

Results of operations

During the year ended June 30, 2023, we incurred $141,457 of operating expenditures comprised of impairment expenses, inventory valuation adjustment, bank charges, professional fees, transfer agent and filing fees compared to $52,443 for the year ended June 30, 2022. The decrease in operating expenses is due to a decrease in professional fees, specifically including payment for legal services relating to our DTC eligibility application in 2022. Our accumulated deficit is $258,599 and we have not earned any revenues since our inception.

Since inception, we have offered and sold (i) (500,000 before split) 37,500,000 shares of common stock to our officers and directors, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 15, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021. During the year ended June 30, 2023 the Company issued 500,000 common shares at $0.20 to settle a promissory note of $100,000.

Liquidity and Capital Resources

As of June 30, 2023, the Company had a cash balance and total assets of $44,623 compared to cash and total assets of $392 as at June 30, 2022. The decrease in cash was due to the proceeds received from the share subscriptions being used to pay day-to-day operating costs.  As at June 30, 2023 and 2022, we had total liabilities of $168,172 and $82,484 respectively. Our working capital deficit was $107,549 as at June 30, 2023 compared to $66,092 at June 30, 2022.

The available capital reserves of the company are not sufficient for the company to remain operational. As of June 30, 2023 and 2022, our officer and director, who is currently our sole shareholder, is owed $135,685 and $61,581, respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended June 30, 2023, we used $372 of cash for operating activities compared to the use of $13,194 for operating activities during the year ended June 30, 2022.  The decrease in the use of cash for operating activities was due to an increase in legal fees relating to our DTC eligibility from 2022.

During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. Net cash provided by financing activities for the year ended June 30, 2023 is $100,000 and 2022 is $3,000.

During the years ended June 30, 2023 and 2022, we did not have any investing activities.

Going concern consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an ongoing business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company including legal and accounting fees will be approximately $27,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2023 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

In performing the above-referenced assessment, management had concluded that as of June 30, 2023, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

BF Borgers CPA PC, our independent auditors for fiscal 2023, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2023.  Sadler, Gibb & Associates LLC, our independent auditors for fiscal 2022, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2022.  Saturna Group Chartered Professional Accountants LLP, our independent auditors for fiscal 2021, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position	Date Appointed
Jamie Oei	46	President, CEO, CFO, Secretary and Director	October 31, 2016

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

14

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

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the past 5 years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jamie Oei,	2023	-	-	-	-	-	-	-	-
President, CFO	2022	-	-	-	-	-	-	-	-
Secretary,	2021	-	-	-	-	-	-	-	-
Treasurer and	2020	-	-	-	-	-	-	-	-
Director (1)	2019	-	-	-	-	-	-	-	-

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

As of the date of this filing, there are 101,250,000 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount &Nature of Beneficial Ownership(1)	Percent of Class (%) (2)
Mr. Jamie Oei (3) 63 Rocio Court Palm Desert, CA 92260	Common	37,500,000	37.037%
Grit Performance Athletics Inc 1010-1030 West Georgia Street Vancouver, British Columbia V6E 2Y2, CA	Common	37,500,000	37.037%
		75,000,000	74.074%

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

(2)	Based on 101,250,000 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days.

(3)	Mr. Jamie Oei is the current President, CEO, Treasurer, Secretary and a Director of the Company. His beneficial ownership includes 37,500,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2016, pursuant to a subscription agreement, we offered and sold (500,000 before split) 37,500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the company $6,898 to pay expenses. During 2019, our officer and director advanced the Company $5,000 to pay expenses and, during 2020 our officer and director advanced the Company $10,602 to pay expenses. During 2021, our officer and director advanced the Company $4,080 to pay expenses. During 2022, our officer and director advanced the Company $35,001 to pay expenses. During 2023, our officer and director advanced the Company $26,863 to pay expenses. Our officer and director Jamie Oei is our promoter.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by BF Borgers CPA PC for the fiscal periods shown.

	June 30, 2023	June 30, 2022
Audit Fees	$27,000	$5,000
Audit Related Fees	5,000	5,000
Tax Fees	-	-
All Other Fees	-	-
Total	$32,000	$10,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

(a) (3) Index to Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th  day of December, 2023.

HOOPS SCOUTING USA

/s/ Jamie Oei
By:	Jamie Oei
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jamie Oei
By: Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	December 8, 2023

HOOPS SCOUTING USA

Financial Statements

For Years Ended June 30, 2023 and 2022

(expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hoops Scouting USA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hoops Scouting USA (the "Company") as of June 30, 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

December 7, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hoops Scouting USA:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hoops Scouting USA (“the Company”) as of June 30, 2022, the related statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2022 through May 15, 2023.

Draper, UT

October 11, 2022

HOOPS SCOUTING USA

Balance sheets

(Expressed in U.S. dollars)

	June 30, 2023	June 30, 2022
	(unaudited)
	$	$
Assets
Current assets

Cash	20	392
Inventory	42,483	-
Advances	2,120	-
Total current asset	44,623	392

Total assets	44,623	392

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	16,487	4,903
Due to related party (Note 3)	135,685	61,581

Total current liabilities	152,172	66,484
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	168,172	82,484

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock Authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares and 63,750,000 shares issued and outstanding, respectively	10,125	6,375
Additional paid-in capital	124,925	28,675
Deficit	(258,599)	(117,142)

Total stockholders’ deficit	(123,549)	(82,092)

Total liabilities and stockholders’ deficit	44,623	392

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of operations

(Expressed in U.S. dollars)

	For the year ended June 30, 2023	For the year ended June 30, 2022
	$	$
Expenses
Impairment expenses	100,000	-
Inventory valuation adjustment	4,758	-
General and administrative	596	703
Professional fees	30,800	46,700
Transfer agent and filing fees	5,303	5,040

Total expenses	141,457	52,443
Net loss and comprehensive loss for the period	(141,457)	(52,443)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	69,297,945	56,126,712

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of stockholders’ deficit

(Expressed in U.S. dollars)

	Common stock		Additional	Share		Total
	Number of shares	Amount	paid-in capital	subscriptions received	Deficit	stockholders’ deficit
		$	$	$	$	$

Balance, June 30, 2020	37,500,000	3,750	(3,700)	-	(28,107)	(28,057)

Share subscriptions received		-	-	32,000	-	32,000
Net loss for the period		-	-	-	(36,592)	(36,592)

Balance, June 30, 2021	37,500,000	3,750	(3,700)	32,000	(64,699)	(32,649)

Balance, June 30, 2021	37,500,000	3,750	(3,700)	32,000	(64,699)	(32,649)

Share subscriptions received	-	-	-	3,000	-	3,000
Stock issued against share subscriptions received	26,250,000	2,625	32,375	(35,000)	-	-
Net loss for the period	-	-	-	-	(52,443)	(52,443)

Balance, June 30, 2022	63,750,000	6,375	28,675	-	(117,142)	(82,092)

Balance, June 30, 2022	63,750,000	6,375	28,675	-	(117,142)	(82,092)

Stock issued against promissory note	37,500,000	3,750	96,250	-	-	100,000
Net loss for the period	-	-	-	-	(141,457)	(141,457)

Balance, June 30, 2023	101,250,000	10,125	124,925	-	(258,599)	(123,549)

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Statements of cash flows

(Expressed in U.S. dollars)

	For the year ended June 30, 2023	For the year ended June 30, 2022
	$	$
Operating activities

Net loss	(141,457)	(52,443)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expenses	100,000	-
Accounts payable and accrued liabilities	11,584	4,248
Inventory	(42,483)	-
Advance	(2,120)	-
Due to related parties	74,104	35,001

Net cash used in operating activities	(372)	(13,194)

Investing activities
Purchase of intangible asset	(100,000)	-

Net cash used in investing activities	(100,000)	-

Financing activities
Proceeds from promissory note	100,000	-
Proceeds from share subscriptions received	-	3,000

Net cash provided by financing activities	100,000	3,000

Change in cash	(372)	(10,194)
Cash, beginning of period	392	10,586

Cash, end of period	20	392

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

Non-Cash financing and investing activities:
Shares issued towards conversion of promissory note	100,000
Asset acquired through promissory note	100,000	-

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2023 and 2022

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the year ended June 30, 2023, the Company had no revenues and incurred a net loss of $141,457. As at June 30, 2023, the Company has a working capital deficit of $107,549 and an accumulated deficit of $258,599. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

2. Significant Accounting Policies

(a) Basis of Presentation

The results for the year ended June 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended June 30, 2022, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended June 30, 2023.

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

(d) Liquidity / Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2023 and 2022

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(e) Income Taxes

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

(f) Intangible assets consist of all right, title and interest of seller and its affiliates in the Grit Mobile Application and related complementary products acquired in an asset purchase agreement. The estimated useful life of these assets was determined to be zero years and amortized the full value of the intangible asset. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

(g) Impairment of Long-Lived Assets

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

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of June 30, 2023 or 2022.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2023 and 2022, the Company had no items that affected comprehensive loss.

( j) Inventory

The Company values inventory at the lower of cost or market. Cost is determined using the first-in first-out method, which is calculated by counting each item in inventory, assigning costs to each item based upon the actual purchase cost of each item and reporting the costs of each item sold. The Company records a valuation allowance based upon the aging of the inventory. Items over 60 days reduced by 25%, over 90 days reduced by 50%, over 120 days reduced by 75% and over 150 days reduced by 100%.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2023 and 2022

(Expressed in U.S. dollars)

 2. Significant Accounting Policies (continued)

(i) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(k) Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

3. Related Party Transactions

From inception in 2016 thru June 30, 2021, the company borrowed $26,580 from the President and Director of the Company, towards company operating expenses.

During the year ended June 30, 2022, the company borrowed $35,001 from the President and Director of the Company, towards company operating expenses.

During the year ended June 30, 2023, the company borrowed $26,863 from the President and Director of the Company, towards company operating expenses and $47,241 towards purchase of inventory.

As at June 30, 2023, the Company owed $135,685 (June 30, 2022 - $61,581) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Intangible Asset

On February 17, 2023, the Company purchased the Grit Mobile Application and related complementary products from Grit Performance Athletics Inc at a purchase price of $100,000. The total recorded cost of this intangible asset of $100,000 has been included in “Property and Equipment” on the balance sheet. As of June 30, 2023, we determined that this intangible asset doesn’t have a definite useful life, and as such, it was fully impared. As of June 30, 2023, the balance on this intangible asset was $0.

The company’s intangible asset consists of the following.

	As at June 30, 2023	As at June 30, 2022
Intangible asset	$100,000	$-
Less: Impairment	(100,000)	-
Property and equipment net	$0	$-

Impairment expense is $100,000 and $0 for the year ended June 30, 2023 and 2022 respectively.

5. Inventory

The Company values inventory at the lower of cost or market. During the year ended June 30, 2023, the Company adjusted the inventory valuation by 4,758 and the closing inventory net as of June 30, 2023 is $42,483.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2023 and 2022

(Expressed in U.S. dollars)

6. Advances

During the period ended June 30 2023 the company paid $2,120 as advance to Securities Transfer Corporation, toward future expenses.

7. Common Stock

During the three months ended September 30, 2021, the Company received proceeds of $3,000 (As of June 30, 2021 $32,000) relating to share subscriptions for the issuance of common shares at $0.10 per share.

On October 15, 2021, the Company issued (350,000 before split) 26,250,000 common shares at $0.10 per share for proceeds of $35,000, of which $32,000 were received during the year ended June 30, 2021.

On May 8, 2023, the Company issued (500,000 before split) 37,500,000 common shares at $0.20 per share for converting the promissory note value of $100,000.

On June 9, 2023, the Company executed forward stock split at 75:1

At at June 30, 2023 and 2022,  common shares issued and outstanding is 101,250,000 (1,350,000 before split) and 63,750,000 (850,000 before split) shares respectively.

8. Promissory Note Payable

During the three months ended March 31, 2023 the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into equity shares of 37,500,000 (500,000 before split) at $0.20 per share on May 8, 2023.

9. Loans Payable

As at June 30, 2023, the Company owed $16,000 (June 30, 2022 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2023.

10. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the year ended June 30, 2023	For the year ended June 30, 2022
Income tax expense (benefit) at statutory rate	(29,706)	(11,013)
Change in valuation allowance	29,706	11,013
Income tax expense	-	-

The significant components of deferred income tax assets and liabilities as at June 30, 2023 and 2022 are as follows:

	June 30, 2023	June 30, 2022
Gross deferred tax asset	54,306	24,600
Valuation allowance	(54,306)	(24,600)
Net deferred tax asset	-	-

The Company has net operating losses carried forward of $258,599 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2023 and 2022

(Expressed in U.S. dollars)

11. Subsequent Event

The Company evaluated all events or transactions that occurred after June 30, 2023. Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2023.

