Form 10-Q
period 2023-09-30
HOOPS SCOUTING USA
filed 2024-01-16
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of January 16, 2024 was 101,250,000.

Item 1.	Financial Statements

HOOPS SCOUTING USA
Condensed Balance Sheets
(Expressed in U.S. dollars)
	September 30, 2023	June 30, 2023
	(unaudited)
	$	$
Assets
Current assets
Cash	220	20
Inventory net	19,636	42,483
Advances	-	2,120
Total current asset	19,856	44,623

Total assets	19,856	44,623

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	20,131	16,487
Due to related party (Note 3)	155,728	135,685

Total current liabilities	175,859	152,172
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	191,859	168,172

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock Authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding	10,125	10,125
Additional paid-in capital	124,925	124,925
Deficit	(307,053)	(258,599)

Total stockholders’ deficit	(172,003)	(123,549)

Total liabilities and stockholders’ deficit	19,856	44,623

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)
	For the three months ended September 30, 2023	For the three months ended September 30, 2022
	$	$
Expenses
Inventory valuation adjustment	30,860	-
General and administrative	164	103
Professional fees	6,000	3,000
Transfer agent and filing fees	11,430	310

Total expenses	48,454	3,413
Net loss and comprehensive loss for the period	(48,454)	(3,413)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	101,250,000	63,750,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(Expressed in US dollars)
(unaudited)

	Common stock		Additional paid-in	Share subscriptions		Total stockholders’
	Number of shares	Amount $	capital $	received $	Deficit $	deficit $

Balance, June 30, 2022	63,750,000	6,375	28,675	-	(117,142)	(82,092)

Net loss for the period	-	-	-	-	(3,413)	(3,413)

Balance, September 30, 2022	63,750,000	6,375	28,675	-	(120,555)	(85,505)

Balance, June 30, 2023	101,250,000	10,125	124,925	-	(258,599)	(123,549)

Net loss for the period	-	-	-	-	(48,454)	(48,454)

Balance, September 30, 2023	101,250,000	10,125	124,925	-	(307,053)	(172,003)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Expressed in U.S. dollars)
(unaudited)
	For the three months ended September 30, 2023	For the three months ended September 30, 2022
	$	$
Operating activities

Net loss	(48,454)	(3,413)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	3,644	(757)
Inventory	22,847	-
Advance	2,120	-
Due to related parties	20,043	4,000

Net cash used in operating activities	200	(170)

Investing activities

Net cash used in investing activities	-	-

Financing activities

Net cash provided by financing activities	-	-
..
Change in cash	200	(170)

Cash, beginning of period	20	392

Cash, end of period	220	222

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

Non-Cash financing and investing activities:

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Notes to the condensed financial statements September 30, 2023
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the three months period ended September 30, 2023, the Company had no revenues and incurred a net loss of $48,454. As at September 30, 2023, the Company has a working capital deficit of $156,003 and an accumulated deficit of $307,053. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

2.	Significant Accounting Policies

(a) Basis of Presentation

The results for the three months ended September 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended June 30, 2023, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months period ended September 30, 2023.

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

HOOPS SCOUTING USA
Notes to the condensed financial statements September 30, 2023
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

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

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of September 30, 2023 or 2022.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2023 and 2022, the Company had no items that affected comprehensive loss.

HOOPS SCOUTING USA
Notes to the condensed financial statements September 30, 2023
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(j) Inventory

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

(k) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(l) Revenue recognition

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

During the three months ended September 30, 2022, president of the company contributed $4,000 towards the Company operating expenses.

During the three months ended September 30, 2023, president of the company contributed $20,043 towards the Company operating expenses.

As at September 30, 2023, the Company owed $155,728 (June 30, 2023 - $135,685) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

HOOPS SCOUTING USA
Notes to the condensed financial statements September 30, 2023
(Expressed in U.S. dollars)

4.	Intangible Asset

On February 17, 2023, the Company purchased the Grit Mobile Application and related complementary products from Grit Performance Athletics Inc at a purchase price of $100,000. The total recorded cost of this intangible asset of $100,000 has been included in “Property and Equipment” on the balance sheet. As of June 30, 2023, we determined that this intangible asset doesn’t have a definite useful life, and as such, it was fully impaired. As of September 30, 2023, the balance on this intangible asset was $0.

	As at September 30, 2023	As at June 30, 2023
Intangible asset	$-	$100,000
Less: Impairment	-	(100,000)
Property and equipment net	$-	$-

Impairment expense is $0 and $100,000 for the three months ended September 30, 2023 and for the year ended June 30, 2023 respectively.

5.	Inventory

The Company values inventory at the lower of cost or market. During the three months ended September 30, 2023 the company adjusted the inventory valuation by $30,860 and the closing inventory net as of September 30, 2023 and June 30, 2023 is $19,636 and $42,483 respectively

6.	Common Stock

During the three months ended September 30, 2021, the Company received proceeds of $3,000 (As of June 30, 2021, $32.000) relating to share subscriptions for the issuance of common shares at $0.10 per share.

On October 15, 2021, the Company issued (350,000 before split) 26,250,000 common shares at $0.10 per share for proceeds of $35,000, of which $32,000 were received during the year ended June 30, 2021.

On May 8, 2023, the Company issued (500,000 before split) 37,500,000 common shares at $0.20 per share for converting the promissory note value of $100,000.

On June 9, 2023, the Company executed forward stock split at 75:1

At at September 30, 2023, common shares issued and outstanding is 101,250,000 (1,350,000 before split)

7.	Promissory Note Payable

During the three months ended March 31, 2023, the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into equity shares of 500,000 at $0.20 per share on May 8, 2023.

8.	Loans Payable

As at September 30, 2023, the Company owed $16,000 (June 30, 2023 - $16,000) to non-related parties for loans payable.  The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2023.

9.	Subsequent Event

The Company evaluated all events or transactions that occurred after September 30, 2023 and the Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2023.

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

Liquidity and Capital Resources

As of September 30, 2023, we had a cash balance of $220 and total assets of $29,856 compared to cash and total assets of $44,623 as at June 30, 2023. The decrease in total assets was due to inventory impairment.

As at September 30, 2023, and June 30, 2023 we had total liabilities of $191,859 and $168,172 respectively.  The increase in liabilities was due amounts due to a related party for operating costs and the purchase of inventory. Our liabilities at September30, 2023 and June 30, 2023 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2023.

Our working capital deficit was $156,003 as at September 30, 2023 compared to $107,549 as at June 30, 2023 respectively.

During the period ended September 30, 2023, we did not issue any common shares.

Results of Operations

During the three months ended September 30, 2023, we incurred $48,454 of operating expenditures comprised of inventory valuation adjustment, general and administrative, professional fees, and transfer agent fees compared to $3,413 for general and administrative, professional fees and transfer agent fees during the three months ended September 30, 2022. The increase of operating expenditures is due to the inventory impairment expenses incurred.

Cash Flows

During the three months ended September 30, 2023, we used $200 of cash for operating activities compared to the use of $(170) for operating activities during the nine months ended September 30, 2023. We did not have any investing activities during the three months ended September 30, 2023.

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

2

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

The financial statements as of and for the three months ended September 30, 2023 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $ 156,003 and an accumulated deficit of $307,053. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2023.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2023. BF Borgers CPA PC our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

3

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.
Not applicable.
Item 5.	Other Information

None.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOPS SCOUTING USA

Date: January 16, 2024	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

6