Form 10-Q
period 2024-03-31
HOOPS SCOUTING USA
filed 2024-07-12
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2024

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of July 12, 2024, was 101,250,000.

Item 1. Financial Statements

HOOPS SCOUTING USA
Condensed Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2024	June 30, 2023
	(unaudited)
	$	$
Assets
Current assets
Cash	124	20
Inventory net	7,903	42,483
Advances	-	2,120
Total current asset	8,027	44,623

Total assets	8,027	44,623

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	8,311	16,487
Due to related party (Note 3)	204,376	135,685

Total current liabilities	212,687	152,172
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	228,687	168,172

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock Authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding	10,125	10,125
Additional paid-in capital	124,925	124,925
Deficit	(355,710)	(258,599)

Total stockholders’ deficit	(220,660)	(123,549)

Total liabilities and stockholders’ deficit	8,027	44,623

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of operations and comprehensive loss
(Expressed in U.S. dollars)
(unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023
	$	$	$	$
Expenses
Amortization expenses	-	3,927	-	3,927
Inventory valuation adjustment	14,291	-	64,208	-
General and administrative	48	189	260	340
Professional fees	2,500	4,000	16,200	15,800
Transfer agent and filing fees	1,980	2,373	16,443	4,186

Total expenses	18,819	10,489	97,111	24,253
Net loss and comprehensive loss for the period	(18,819)	(10,489)	(97,111)	(24,253)

Loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	101,250,000	63,750,000	101,250,000	63,750,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(Expressed in US dollars)
(unaudited)

	Common stock		Additional paid-in	Share subscriptions		Total stockholders’
	Number of shares	Amount $	capital $	received $	Deficit $	deficit $

Balance, June 30, 2022	63,750,000	6,375	28,675	-	(117,142)	(82,092)

Net loss for the period	-	-	-	-	(3,413)	(3,413)

Balance, September 30, 2022	63,750,000	6,375	28,675	-	(120,555)	(85,505)

Net loss for the period	-	-	-	-	(10,351)	(10,351)

Balance, December 31, 2022	63,750,000	6,375	28,675	-	(130,906)	(95,856)

Net loss for the period	-	-	-	-	(10,489)	(10,489)

Balance, March 31, 2023	63,750,000	6,375	28,675	-	(141,395)	(106,345)

Balance, June 30, 2023	101,250,000	10,125	124,925	-	(258,599)	(123,549)

Net loss for the period	-	-	-	-	(48,454)	(48,454)

Balance, September 30, 2023	101,250,000	10,125	124,925	-	(307,053)	(172,003)

Net loss for the period	-	-	-	-	(29,838)	(29,838)

Balance, December 31, 2023	101,250,000	10,125	124,925	-	(336,891)	(201,841)

Net loss for the period	-	-	-	-	(18,819)	(18,819)

Balance, March 31, 2024	101,250,000	10,125	124,925	-	(355,710)	(220,660)

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023
	$	$
Operating activities
Net loss	(97,111)	(24,253)

Adjustments to reconcile net loss to net cash used in operating activities:
Bank overdrawn	-	40
Amortization expenses	-	3,927
Accounts payable and accrued liabilities	(8,176)	1,698
Inventory	34,580	-
Advance	2,120	-

Net cash used in operating activities	(68,587)	(18,588)

Investing activities
Purchase of intangible asset	-	(100,000)

Net cash used in investing activities	-	(100,000)

Financing activities
Proceeds from promissory note	-	100,000
Proceeds from a related party	68,691	18,216

Net cash provided by financing activities	68,691	118,216

Change in cash	104	(372)

Cash, beginning of period	20	392

Cash, end of period	124	20

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-Cash financing and investing activities:
Asset acquired through promissory note	-	100,000

(The accompanying notes are an integral part of these condensed financial statements)

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2024
(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the nine months period ended March 31, 2024, the Company had no revenues and incurred a net loss of $97,111. As at March 31, 2024, the Company has a working capital deficit of $204,660 and an accumulated deficit of $355,710. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

2. Significant Accounting Policies

(a) Basis of Presentation

The results for the nine months ended March 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended June 30, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2024 and for the related periods presented.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the processing of applying the Company’s accounting policies. The Company regularly evaluates estimates and assumptions related to deferred income tax valuation allowances. The Company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2024
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

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to +all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of March 31, 2024 or 2023.

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2024
(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

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

3. Related Party Transactions

Till June 30, 2022, president of the company contributed $61,581 towards the Company operating expenses.

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

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2024
(Expressed in U.S. dollars)

During the three months ended March 31, 2024, president of the company contributed $10,333 towards the Company operating expenses and $7,903 towards purchase of inventory.

As at March 31, 2024, the Company owed $204,376 (June 30, 2023 - $135,685) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Intangible Asset

On February 17, 2023, the Company purchased the Grit Mobile Application and related complementary products from Grit Performance Athletics Inc at a purchase price of $100,000. The total recorded cost of this intangible asset of $100,000 has been included in “Property and Equipment” on the balance sheet. As of June 30, 2023, we determined that this intangible asset doesn’t have a definite useful life, and as such, it was fully impaired. As of March 31, 2024, the balance on this intangible asset was $0.

	As at December 31, 2023	As at June 30, 2023
Intangible asset	$-	$100,000
Less: Impairment	-	(100,000)
Property and equipment net	$-	$-

Impairment expense is $0 and $100,000 for the nine months ended March 31, 2024 and for the year ended June 30, 2023 respectively.

5. Inventory

The Company values inventory at the lower of cost or market. During the nine months ended March 31, 2024 the company adjusted the inventory valuation by $64,208 and the closing inventory net as of March 31, 2024 and June 30, 2023 is $7,903 and $42,483 respectively. The inventory consists of 3,264 pieces of basketball athletic wear in sizes ranging from S-2XL including the following items: ATC Pro Mesh Reversible Youth Tank Tops, Heavyweight Blend Crew, Sprint Tri-cot Mesh Short, Unisex Heavyweight Cotton T-Shirt, ATC™ Pro Mesh Reversible Tank Top, Gildan® Heavy Cotton™ T-Shirt, Everyday Cotton Tee, A4 Reversible Muscle Management Jersey, Heavyweight Blend Crew.

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

On June 9, 2023, the Company executed forward stock split at 75:1

At at March 31, 2024, common shares issued and outstanding is 101,250,000 (1,350,000 before split)

HOOPS SCOUTING USA
Notes to the condensed financial statements March 31, 2024
(Expressed in U.S. dollars)

7. Promissory Note Payable

During the three months ended March 31, 2023, the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into equity shares of 500,000 at $0.20 per share on May 8, 2023.

8. Loans Payable

As at March 31, 2024, the Company owed $16,000 (June 30, 2023 - $16,000) to non-related parties for loans payable.  The amounts owing are unsecured, non-interest bearing, and due on or before March 31, 2024.

9. Subsequent Event

During the period after March 31, 2024 and through July 10, 2024, the Company received $2,350 from the President of the company towards the payment for company auditors.

Other than this transaction the Company doesn’t have any other event to report after the reporting period of March 31, 2024 through July 10, 2024

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

Liquidity and Capital Resources

As of March 31, 2024, we had a cash balance of $124 and total assets of $8,027 compared to cash and total assets of $44,623 as at June 30, 2023. The decrease in total assets was due to inventory impairment.

As at March 31, 2024, and June 30, 2023 we had total liabilities of $228,687 and $168,172 respectively.  The increase in liabilities was due amounts due to a related party for operating costs and the purchase of inventory. Our liabilities at March 31, 2024 and June 30, 2023 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before March 31, 2024.

Our working capital deficit was $204,660 as at March 31, 2024 compared to $107,549 as at June 30, 2023 respectively.

During the period ended March 31, 2024, we did not issue any common shares.

Results of Operations

During the three months ended March 31, 2024, we incurred $18,819 of operating expenditures comprised of inventory valuation adjustment, general and administrative, professional fees, and transfer agent fees compared to $10,489 for amortization expenses, general and administrative bank and transfer agent fees during the three months ended March 31, 2023.

During the nine months ended March 31, 2024, we incurred $97,111 of operating expenditures comprised of inventory valuation adjustment, general and administrative, professional fees, and transfer agent fees compared to $24,253 for amortization expenses, general and administrative, professional fees and transfer agent fees during the nine months ended March 31, 2023. The increase of operating expenditures is due to the inventory impairment expenses incurred.

Cash Flows

During the nine months ended March 31, 2024, we used $68,587 of cash for operating activities compared to the use of $18,588 for operating activities during the nine months ended March 31, 2023. During the nine months ended March 31, 2024 our financing activities consisted of $68,691 in proceeds from a related party, compared to $118,216 in financing activity during the nine months ended March 31, 2023, including $18,216 in proceeds from a related party and 100,000 in proceeds from a promissory note.

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

The financial statements as of and for the nine months ended March 31, 2024 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $204,660 and an accumulated deficit of $355,710. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2024.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2024.  MICHAEL GILLESPIE & ASSOCIATES, PLLC our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

HOOPS SCOUTING USA

Date: July 12, 2024	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

