Form 10-Q/A
period 2022-09-30
HOOPS SCOUTING USA
filed 2024-12-02
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2022

Or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from    to     ).

Commission File Number: 333-260704

HOOPS SCOUTING USA
(Exact name of registrant as specified in its charter)

Wyoming	7389	38-4010393
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of November 27, 2024 was 63,750,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Hoops Scouting USA. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

HOOPS SCOUTING USA
Condensed Balance Sheets (Unaudited)

	September 30, 2022	June 30, 2022
	(Restated)
Assets
Current assets
Cash	$222	$392
Total current assets	222	392

Total assets	$222	$392

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	$1,146	$4,903
Due to related party (Note 3)	65,581	61,581
Total current liabilities	66,727	66,484
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	$82,727	$82,484

Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 63,750,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022	$6,375	$6,375
Additional paid-in capital	28,675	28,675
Accumulated deficit	(117,555)	(117,142)
Total stockholders’ deficit	$(82,505)	$(82,092)

Total liabilities and stockholders’ deficit	$222	$392

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of operations
(unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
	(Restated)
Expenses
General and administrative	$103	$565
Professional fees	-	15,450
Transfer agent and filing fees	310	815
Total expenses	$413	$16,830

Net loss	$(413)	$(16,830)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	63,750,000	37,500,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(unaudited)
	Common stock
	Number of shares	Amount	Additional paid-in capital	Share subscriptions received	Accumulated deficit	Total stockholders’ deficit

	For the three months ended September 30, 2021

Balance, June 30, 2021	37,500,000	$3,750	$(3,700)	$32,000	$(64,699)	$(32,649)
Share subscriptions received	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-		(16,830)	(16,830)
Balance, September 30, 2021	37,500,000	$3,750	$(3,700)	$35,000	$(81,529)	$(46,479)

	For the three months ended September 30, 2022 (Restated)

Balance, June 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,142)	$(82,092)
Net loss for the period	-	-	-	-	(413)	(413)
Balance, September 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,555)	$(82,505)

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(413)	$(16,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	(3,757)	3,395

Net cash used in operating activities	$(4,170)	$(13,435)

Cash Flows from Financing Activities:
Proceeds from related parties	4,000	-
Proceeds from share subscriptions received	-	3,000
Net cash provided by financing activities	$4,000	$3,000
..
Net increase (decrease) in cash, cash equivalents and restricted cash	(170)	(10,435)
Cash, cash equivalents and restricted cash at beginning of the period	392
Cash, cash equivalents and restricted cash at end of the period	$222	$10,586

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

September 30, 2022

(Expressed in US dollars)

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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended September 30, 2022, the Company had no revenues and incurred a net loss of $413. As at September 30, 2022, the Company has a working capital deficit of $(66,505) and an accumulated deficit of $117,555. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended June 30, 2022. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

(Expressed in US dollars)

(unaudited)

3. Related Party Transactions

During the three months ended September 30, 2022, president of the company contributed $4,000 towards operating expenses.

As at September 30, 2022, the Company owed $65,581 (June 30, 2022 - $61,581) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

During the three months ended September 30, 2021, the Company received proceeds of $3,000 (As of June 30, 2021 $32.000) relating to share subscriptions for the issuance of common shares at $0.10 per share.

On October 15, 2021, the Company issued (350,000 before split) 26,250,000 common shares at $0.10 per share for proceeds of $35,000, of which $32,000 were received during the year ended June 30, 2021.

On June 9, 2023, the Company executed forward stock split at 75:1

As at September 30, 2022 and June 30, 2021 common shares issued and outstanding is 63,750,000 (850,000 before split) and 63,750,000 (850,000 before split) shares respectively.

5. Loans Payable

As at September 30, 2022, the Company owed $16,000 (June 30, 2022 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2022.

HOOPS SCOUTING USA

Notes to the condensed financial statements

September 30, 2022

(Expressed in US dollars)

(unaudited)

6. Restatement

The following are previously recorded and restated balances as of September 30,2022.

HOOPS SCOUTING USA
Restated Balance Sheets

	September 30, 2022	September 30, 2022	September 30, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Assets
Current assets
Cash	$222	$-	$222
Total current assets	222	-	222

Total assets	$222	$-	$222

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	$4,146	$(3,000)	$1,146
Due to related party (Note 3)	65,581	-	65,581
Total current liabilities	69,727	(3,000)	66,727
Non-current liabilities
Loans payable (Note 5)	16,000	-	16,000

Total liabilities	$85,727	$(3,000)	$82,727

Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 63,750,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022	$6,375	$-	$6,375
Additional paid-in capital	28,675	-	28,675
Accumulated deficit	(120,555)	3,000	(117,555)
Total stockholders’ deficit	$(85,505)	$3,000	$(82,505)

Total liabilities and stockholders’ deficit	$222	$-	$222

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

September 30, 2022

(Expressed in US dollars)

(unaudited)

HOOPS SCOUTING USA Restated Statement of Operations (unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2022	For the three months ended September 30, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Expenses
General and administrative	$103	$-	$103
Professional fees	3,000	(3,000)	-
Transfer agent	310	-	310
Total expenses	$3,413	$(3,000)	$413

Net loss	$(3,413)	$3,000	$(413)

Net loss per common share - basic and diluted	(0.00)	0.00	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	63,750,000	63,750,000	63,750,000

(The accompanying notes are an integral part of these condensed unaudited financial statements)

7. Subsequent Event

The Company evaluated all events or transactions that occurred after September 30, 2022, through the date of filing this report.

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

Liquidity and Capital Resources

As of September 30, 2022, we had a cash balance and total assets of $222 compared to cash and total assets of $392 as at June 30, 2022. The decrease in cash and total assets was due to an increase in activity and an increase in general and administrative fees. As at September 30, 2022, and June 30, 2022 we had total liabilities of $82,727 and $82,484 respectively. The increase in liabilities was due to an increase in amounts due to a related party. Our liabilities at September 30, 2022 and June 30, 2022 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2022.

Our working capital deficit was $66,505 as at September 30, 2022 compared to $66,092 as at June 30, 2022 respectively.

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

Results of Operations

During the three months ended September 30, 2022, we incurred $413 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $16,830 for general and administrative bank and transfer agent fees during the three months ended September 30, 2021. The decrease in operating expenditures is due to a higher number of SEC filings prepared during the three months ended September 30, 2021 compared to the three months ended September 30, 2022 the Company was up to date on filings.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $66,505 and has an accumulated deficit of $117,555. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule13a-14(a)or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b)or 15d-14(b)and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOPS SCOUTING USA

Date: November 27, 2024	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

