Form 10-Q/A
period 2022-12-31
HOOPS SCOUTING USA
filed 2024-12-12
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

December 31, 2022

Or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to).

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes    ☒ No

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of December 10, 2024 was 63,750,000.

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

HOOPS SCOUTING USA
Condensed Balance Sheets (Unaudited)

	December 31, 2022	June 30, 2022
	(Restated)
Assets
Current assets
Cash	$28	$392
Total current assets	28	392

Total assets	$28	$392

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	$3,503	$4,903
Due to related party (Note 3)	73,381	61,581
Total current liabilities	76,884	66,484
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	$92,884	$82,484

Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 63,750,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022	$6,375	$6,375
Additional paid-in capital	28,675	28,675
Accumulated deficit	(127,906)	(117,142)
Total stockholders’ deficit	$(92,856)	$(82,092)

Total liabilities and stockholders’ deficit	$28	$392

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of operations
(Unaudited)

	For the three months ended December 31, 2022	For the three months ended December 31, 2021	For the six months ended December 31, 2022	For the six months ended December 31, 2021
	(Restated)		(Restated)
Expenses
General and administrative	$48	$58	$151	$623
Professional fees	8,800	5,750	8,800	21,200
Transfer agent and filing fees	1,503	2,824	1,813	3,639
Total expenses	$10,351	$8,632	$10,764	$25,462

Net loss for the period	$(10,351)	$(8,632)	$(10,764)	$(25,462)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	63,750,000	37,500,000	63,750,000	37,500,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common stock		Additional	Share		Total
	Number of shares	Amount	paid-in capital	subscriptions received	Accumulated deficit	stockholders’ deficit

For the three and six months ended December 31, 2021

Balance, June 30, 2021	37,500,000	$3,750	$(3,700)	$32,000	$(64,699)	$(32,649)
Share subscriptions received	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-		(16,830)	(16,830)
Balance, September 30, 2021	37,500,000	$3,750	$(3,700)	$35,000	$(81,529)	$(46,479)

Balance, September 30, 2021	37,500,000	$3,750	$(3,700)	$35,000	$(81,529)	$(46,479)
Share subscriptions received	26,250,000	2,625	32,375	(35,000)	-	-
Net loss for the period	-	-	-		(8,632)	(8,632)
Balance, December 31, 2021	63,750,000	$6,375	$28,675	$-	$(90,161)	$(55,111)

For the three and six months ended December 31, 2022 (Restated)

Balance, June 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,142)	$(82,092)
Net loss for the period	-	-	-	-	(413)	(413)
Balance, September 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,555)	$(82,505)

Balance, September 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,555)	$(82,505)
Net loss for the period	-	-	-	-	(10,351)	(10,351)
Balance, December 31, 2022	63,750,000	$6,375	$28,675	$-	$(127,906)	$(92,856)

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Unaudited)

	For the six months ended December 31, 2022	For the six months ended December 31, 2021
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(10,764)	$(25,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to related party	-	7,501
Increase (Decrease) in accounts payable and accrued liabilities	(1,400)	4,400

Net cash used in operating activities	$(12,164)	$(13,561)

Cash Flows from Financing Activities:
Proceeds from related parties	11,800	5,000
Proceeds from share subscriptions received	-	3,000
Net cash provided by financing activities	$11,800	$8,000
..
Net increase (decrease) in cash, cash equivalents and restricted cash	(364)	(5,561)
Cash, cash equivalents and restricted cash at beginning of the period	392	10,586
Cash, cash equivalents and restricted cash at end of the period	$28	$5,025

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended December 31, 2022, the Company had no revenues and incurred a net loss of $10,764. As at December 31, 2022, the Company has a working capital deficit of $(76,856) and an accumulated deficit of $127,906. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(Expressed in US dollars)

(unaudited)

(c) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

During the six months ended December 31, 2022, president of the company contributed $11,800 towards operating expenses.

As at December 31, 2022, the Company owed $73,381 (June 30, 2022 - $61,581) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Common Stock

During the six months period ended December 31, 2021, the Company received zero proceeds (As of December 31, 2021, $3,000) relating to share subscriptions for the issuance of common shares at $0.10 per share.

On October 15, 2021, the Company issued (350,000 before split) 26,250,000 common shares at $0.10 per share for proceeds of $35,000, of which $32,000 were received during the year ended June 30, 2021.

On June 9, 2023, the Company executed forward stock split at 75:1

As at December 31, 2022 and June 30, 2021 common shares issued and outstanding is 63,750,000 (850,000 before split) and 63,750,000 (850,000 before split) shares respectively.

5. Loans Payable

As at December 31, 2022, the Company owed $16,000 (June 30, 2022 - $16,000) to non-related parties for loans payable.  The amounts owing is unsecured, non-interest bearing, and due on or before December 31, 2022.

HOOPS SCOUTING USA

Notes to the condensed financial statements

December 31, 2022

(Expressed in US dollars)

(unaudited)

6. Restatement

The following are previously recorded and restated balances as of December 31, 2022.

HOOPS SCOUTING USA
Restated Balance Sheets (Unaudited)

	December 31, 2022	December 31, 2022	December 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Assets
Current assets
Cash	$28	$-	$28
Total current assets	28	-	28

Total assets	$28	$-	$28

Liability and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	$6,503	$(3,000)	$3,503
Due to related party (Note 3)	73,381	-	73,381
Total current liabilities	79,884	(3,000)	76,884
Non-current liabilities
Loans payable (Note 5)	16,000	-	16,000

Total liabilities	$95,884	$(3,000)	$92,884

Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 63,750,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022	$6,375	$-	$6,375
Additional paid-in capital	28,675	-	28,675
Accumulated deficit	(130,906)	3,000	(127,906)
Total stockholders’ deficit	$(95,856)	$3,000	$(92,856)

Total liabilities and stockholders’ deficit	$28	$-	$28

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

December 31, 2022

(Expressed in US dollars)

(unaudited)

HOOPS SCOUTING USA
Restated Statement of Operations
(Unaudited)

	For the three months ended December 31, 2022	For the three months ended December 31, 2022	For the three months ended December 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Expenses
General and administrative	$48	$-	$48
Professional fees	8,800		8,800
Transfer agent	1,503	-	1,503
Total expenses	$10,351	$-	$10,351

Net loss	$(10,351)	$-	$(10,351)

Net loss per common share - basic and diluted	(0.00)	-	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	63,750,000	63,750,000	63,750,000

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

December 31, 2022

(Expressed in US dollars)

(unaudited)

HOOPS SCOUTING USA
Restated Statement of Operations
(Unaudited)

	For the six months ended December 31, 2022	For the six months ended December 31 2022	For the six months ended December 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Expenses
General and administrative	$151	$-	$151
Professional fees	11,800	(3,000)	8,800
Transfer agent	1,813	-	1,813
Total expenses	$13,764	$(3,000)	$10,764

Net loss	$(13,764)	$3,000	$(10,764)

Net loss per common share - basic and diluted	(0.00)	0.00	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	63,750,000	63,750,000	63,750,000

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

December 31, 2022

(Expressed in US dollars)

(unaudited)

HOOPS SCOUTING USA
Restated Statements of Cash Flows
(Unaudited)

	For the six months ended December 31, 2022	For the six months ended December 31, 2022	For the six months ended December 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(13,764)	$3,000	$(10,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to related party	7,800		7,800
Increase (Decrease) in accounts payable and accrued liabilities	1,600	(3,000)	(1,400)

Net cash used in operating activities	$(4,364)	$-	$(4,364)

Cash Flows from Financing Activities:
Proceeds from related parties	4,000	-	4,000
Proceeds from share subscriptions received	-	-	-
Net cash provided by financing activities	$4,000	$-	$4,000
..
Net increase (decrease) in cash, cash equivalents and restricted cash	(364)	-	(364)
Cash, cash equivalents and restricted cash at beginning of the period	392	-	392
Cash, cash equivalents and restricted cash at end of the period	$28	$-	$28

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

(The accompanying notes are an integral part of these condensed unaudited financial statements)

13

HOOPS SCOUTING USA

Notes to the condensed financial statements

December 31, 2022

(Expressed in US dollars)

(unaudited)

7. Subsequent Event

The Company evaluated all events or transactions that occurred after December 31, 2022, through the date of filing this report.

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

Liquidity and Capital Resources

As of December 31, 2022, we had a cash balance and total assets of $28 compared to cash and total assets of $392 as at June 30, 2022. The decrease in cash and total assets was due to an increase in activity and an increase in general and administrative fees. As at December 31, 2022, and June 30, 2022 we had total liabilities of $92,884 and $82,484 respectively. The increase in liabilities was due to an increase in amounts due to a related party. Our liabilities at December 31, 2022 and June 30, 2022 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2022.

Our working capital deficit was $76,856 as at December 31, 2022 compared to $66,092 as at June 30, 2022 respectively.

During the period ended December 31, 2022, we did not issue any common shares. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 15, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at December 31, 2021.

Results of Operations

For three months ended December 31, 2022 and 2021.

During the three months ended December 31, 2022, we incurred $10,351 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $8,632 for general and administrative bank and transfer agent fees during the three months ended December 31, 2021. In September 2022 the Company changed auditors which resulted in an increase of professional fees during the three months ended December 31, 2022, when compared to the three months ended December 31, 2021.

For six months ended December 31, 2022 and 2021.

During the six months ended December 31, 2022, we incurred $10,764 of operating expenditures comprised of general and administrative, professional fees and transfer agent fees compared to $25,462 for general and administrative, professional fees and transfer agent fees during the six months ended December 31, 2021. The decrease in operating expenses during the six months ended December 31, 2022, is due to decrease in professional fees.

Cash Flows

During the six months ended December 30, 2022, we used $12,164 of cash for operating activities compared to the use of $21,062 for operating activities during the three months ended December 31, 2021. The decrease in the use of cash for the current period was due to the payment of professional fees relating to our SEC filing requirements in 2021 including the one-time fee of $20,000. Net cash provided by financial activities for the six months ended December 31, 2022, is $11,800 and $8,]000 for the six months ended December 31, 2021. We did not have any investing activities during the six months ended December 31, 2022, and 2021.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $76,856 and has an accumulated deficit of $127,906. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

HOOPS SCOUTING USA

Date: December 10, 2024	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

