Form 10-Q/A
period 2023-03-31
HOOPS SCOUTING USA
filed 2024-12-31
CIK 1721056

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of December 30, 2024 was 63,750,000.

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

HOOPS SCOUTING USA
Condensed Balance Sheets (Unaudited)

	March 31, 2023	June 30, 2022
	(Restated)
Assets
Current assets
Cash	$20	$392
Total current assets	20	392
Property and equipment
Intangible asset	$100,000	$-
Less: Amortization	(3,927)	-
Property and equipment net	$96,073	$-
Total assets	$96,093	$392
Liabilities and stockholders’ deficit
Current liabilities
Bank Overdraft	$40	$-
Accounts payable and accrued liabilities	2,601	4,903
Due to related party (Note 3)	79,797	61,581
Total current liabilities	82,438	66,484
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	$98,438	$82,484
Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 63,750,000 shares issued and outstanding as of March 31, 2023 and June 30,2022	$6,375	$6,375
Share subscription payable	100,000	-
Additional paid-in capital	28,675	28,675
Accumulated deficit	(137,395)	(117,142)
Total stockholders’ deficit	$(2,345)	$(82,092)
Total liabilities and stockholders’ deficit	$96,093	$392

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of operations
(unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022
	(Restated)		(Restated)
Expenses
Amortization expenses	$3,927	$-	$3,927	$-
General and administrative	189	32	340	655
Professional fees	3,000	22,250	11,800	43,450
Transfer agent and filing fees	2,373	745	4,186	4,384
Total expenses	$9,489	$23,027	$20,253	$48,489

Net loss	$(9,489)	$(23,027)	$(20,253)	$(48,489)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	63,750,000	63,750,000	63,750,000	63,750,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common stock		Additional	Share	Share		Total
	Number of shares	Amount	paid-in capital	subscriptions payable	subscriptions received	Accumulated deficit	stockholders’ deficit

For the three and nine months ended March 31, 2022

Balance, June 30, 2021	37,500,000	$3,750	$(3,700)	$-	$32,000	$(64,699)	$(32,649)
Share subscriptions received	-	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-	-		(16,830)	(16,830)
Balance, September 30, 2021	37,500,000	$3,750	$(3,700)	$-	$35,000	$(81,529)	$(46,479)

Balance, September 30, 2021	37,500,000	$3,750	$(3,700)	$-	$35,000	$(81,529)	$(46,479)
Share subscriptions received	26,250,000	2,625	32,375	-	(35,000)	-	-
Net loss for the period	-	-	-	-	$	(8,632)	(8,632)
Balance, December 31, 2021	63,750,000	$6,375	$28,675	$-	-	$(90,161)	$(55,111)

Balance, December 31, 2021	63,750,000	$6,375	$28,675	$-	$-	$(90,161)	$(55,111)
Net loss for the period	-	-	-	-	-	(23,027)	(23,027)
Balance, March 31, 2022	63,750,000	$6,375	$28,675	$-	$-	$(113,188)	$(78,138)

For the three and nine months ended March 31, 2023 (Restated)

Balance, June 30, 2022	63,750,000	$6,375	$28,675	$-	$-	$(117,142)	$(82,092)
Net loss for the period	-	-	-	-	-	(413)	(413)
Balance, September 30, 2022	63,750,000	$6,375	$28,675	$-	$-	$(117,555)	$(82,505)

Balance, September 30, 2022	63,750,000	$6,375	$28,675	$-	$-	$(117,555)	$(82,505)
Net loss for the period	-	-	-	-	-	(10,351)	(10,351)
Balance, December 31, 2022	63,750,000	$6,375	$28,675	$-	$-	$(127,906)	$(92,856)

Balance, December 31, 2022	63,750,000	$6,375	$28,675	$-	$-	$(127,906)	$(92,856)
Share subscription payable	-	-	-	100,000	-	-	100,000
Net loss for the period	-	-	-	-	-	(9,489)	(9,489)
Balance, March 31, 2023	63,750,000	$6,375	$28,675	$100,000	$-	$(137,395)	$(2,345)

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(Unaudited)

	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(20,253)	$(48,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expenses	3,927	-
Changes in operating assets and liabilities:
Increase (Decrease) in Bank Overdraft	40	-
Increase (Decrease) in accounts payable and accrued liabilities	(2,302)	348
Net cash used in operating activities	$(18,588)	$(48,141)
Cash Flows from Investing Activities
Purchase of intangible asset	$(100,000)	$-
Net cash used in investing activities	$(100,000)	$-
Cash Flows from Financing Activities:
Share subscription payable	$100,000	$-
Proceeds from related parties	$18,216	$35,001
Proceeds from share subscriptions received	-	3,000
Net cash provided by financing activities	$118,216	$38,001
Net increase (decrease) in cash, cash equivalents and restricted cash	(372)	(10,140)
Cash, cash equivalents and restricted cash at beginning of the period	392	10,586
Cash, cash equivalents and restricted cash at end of the period	$20	$446
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash financing and investing activities:
Asset acquired through share subscription payable	$100,000	$-

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2023

(Expressed in US dollars)

(unaudited)

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado. In furtherance of our business plan, February 17, 2023, we entered into an Asset Purchase Agreement with Grit Performance Athletics Inc. (“Grit Performance”) to acquire all right, title and interest of Grit Performance and its Affiliates in the Grit Mobile Application and related products, including website, Instagram account, etc. (the “Assets”).

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended March 31, 2023, the Company had no revenues and incurred a net loss of $20,253. As at March 31, 2022, the Company has a working capital deficit of $(82,418) and an accumulated deficit of $137,395. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2023

(Expressed in US dollars)

(unaudited)

(c) Recent Accounting Pronouncements

The Company has implemented all the new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(d) Intangible assets

Intangible assets consist of all rights, title and interest of seller and its affiliates in the Grit Mobile Application and related complementary products acquired in an asset purchase agreement. The estimated useful life of these assets was determined to be 5 years. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

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

3. Related Party Transactions

During the nine months ended March 31, 2023, president of the Company contributed $18,216 towards operating expenses.

As at March 31, 2023, the Company owed $79,797 (June 30, 2022 - $61,581) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

4. Property and Equipment

	As at March 31, 2023	As at June 30, 2022
Intangible asset	$100,000	$-
Less: Amortization	(3,927)	-
Property and equipment net	$96,073	$-

Depreciation expense was $3,927 for the three and nine months ended March 31, 2023 respectively.

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2023

(Expressed in US dollars)

(unaudited)

5. Common Stock

During the nine months period ended March 31, 2023, the Company received zero proceeds (As of March 31, 2021 $3,000) relating to share subscriptions for the issuance of common shares at $0.10 per share.

On October 15, 2021, the Company issued (350,000 before split) 26,250,000 common shares at $0.10 per share for proceeds of $35,000, of which $32,000 were received during the year ended June 30, 2021.

On June 9, 2023, the Company executed forward stock split at 75:1

As at March 31, 2023 and June 30, 2022 common shares issued and outstanding is 63,750,000 (850,000 before split) and 63,750,000 (850,000 before split) shares respectively.

6. Share Subscription Payable

During the three months ended March 31, 2023, the Company purchased intangible assets valued at $100,000 by issuing the share subscription. This share subscription payable was converted into equity shares of 500,000 at $0.20 per share on May 8, 2023.

7. Loans Payable

As at March 31, 2023, the Company owed $16,000 (June 30, 2022 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2023.

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2023

(Expressed in US dollars)

(unaudited)

8. Restatement

The following are previously recorded and restated balances as of March 31,2023.

HOOPS SCOUTING USA
Restated Balance Sheets
	March 31, 2023	March 31, 2023	March 31, 2023
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Assets
Current assets
Cash	$20	$-	$20
Total current assets	20	-	20
Property and equipment
Intangible Assets	$100,000	$-	$100,000
Less:Amortization	(3,927)	-	(3,927)
Property and equipment net	$96,073		$96,073
Total assets	$96,093	$-	$96,093
Liabilities and stockholders’ deficit
Current liabilities
Bank overdrawn	$40	$-	40
Accounts payable and accrued liabilities	6,601	(4,000)	$2,601
Promissory note payable	100,000	(100,000)	-
Due to related party (Note 3)	79,797	-	79,797
Total current liabilities	186,438	(104,000)	82,438
Non-current liabilities
Loans payable (Note 5)	16,000	-	16,000
Total liabilities	$202,438	$(104,000)	$98,438
Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 63,750,000 shares issued and outstanding as of March 31, 2023 and June 30,2022	$6,375	$-	$6,375
Share subscription payable	-	100,000	100,000
Additional paid-in capital	28,675	-	28,675
Accumulated deficit	(141,395)	4,000	(137,395)
Total stockholders’ deficit	$(106,345)	$104,000	$(2,345)
Total liabilities and stockholders’ deficit	$96,093	$-	$96,093

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2023

(Expressed in US dollars)

(unaudited)

HOOPS SCOUTING USA
Restated Statement of Operations
(unaudited)
	For the three months ended March 31, 2023	For the three months ended March 31, 2023	For the three months ended March 31, 2023
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Expenses
Amortization expenses	3927	-	3,927
General and administrative	$189	$-	$189
Professional fees	4,000	(1,000)	3,000
Transfer agent	2,373	-	2,373
Total expenses	$10,489	$(1,000)	$9,489

Net loss	$(10,489)	$1,000	$(9,489)

Net loss per common share - basic and diluted	(0.00)	0.00	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	63,750,000	63,750,000	63,750,000

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2023

(Expressed in US dollars)

(unaudited)

HOOPS SCOUTING USA
Restated Statement of Operations
(unaudited)
	For the nine months ended March 31, 2023	For the nine months ended March 31, 2023	For the nine months ended March 31, 2023
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Expenses
Amortization expenses	$3,927	$-	$3,927
General and administrative	340	-	340
Professional fees	15,800	(4,000)	11,800
Transfer agent	4,186	-	4,186
Total expenses	$24,253	$(4,000)	$20,253

Net loss	$(24,253)	$4,000	$(20,253)

Net loss per common share - basic and diluted	(0.00)	0.00	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	63,750,000	63,750,000	63,750,000

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2023

(Expressed in US dollars)

(unaudited)

HOOPS SCOUTING USA
Restated Statements of Cash Flows
(unaudited)
	For the nine months ended March 31, 2023	For the nine months ended March 31, 2023	For the nine months ended March 31, 2023
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(24,253)	$4,000	$(20,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization Expenses	3,927	-	3,927
Changes in operating assets and liabilities:
Increase (Decrease) in Bank Overdraft	40	-	40
Increase (Decrease) in accounts payable and accrued liabilities	1,698	(4,000)	(2,302)
Net cash used in operating activities	$(18,588)	$-	$(18,588)
Cash Flows from Investing Activities:
Purchase of intangible asset	$(100,000)	-	(100,000)
Net cash used in investing activities	(100,000)	-	(100,000)
Cash Flows from Financing Activities:
Share subscription payable	-	100,000	100,000
Proceeds from promissory note	100,000	(100,000)	-
Proceeds from related parties	18,216	-	18,216
Proceeds from share subscriptions received	-	-	-
Net cash provided by financing activities	$118,216	$-	$118,216
Net increase (decrease) in cash, cash equivalents and restricted cash	(372)	-	(372)
Cash, cash equivalents and restricted cash at beginning of the period	392	-	392
Cash, cash equivalents and restricted cash at end of the period	$20	$-	$20
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash financing and investing activities:
Asset acquired through promissory note payable	$100,000	(100,000)	-
Asset acquired through share subscription payable	-	100,000	100,000

(The accompanying notes are an integral part of these condensed unaudited financial statements)

9. Subsequent Event

The Company evaluated all events or transactions that occurred after March 31, 2023, through the date of filing this report.

As of May 8, 2023, the Company issued 500,000 shares at $0.20 per share against share subscription payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward- looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Liquidity and Capital Resources

As of March 31, 2023, we had a cash balance of $20 and total assets of $96,093 compared to cash and total assets of $392 as at June 30, 2022. The increase in total assets was due to an asset acquisition. In furtherance of our business plan, on February 17, 2023, we entered into an Asset Purchase Agreement with Grit Performance Athletics Inc. (“Grit Performance”) to acquire all right, title and interest of Grit Performance and its Affiliates in the Grit Mobile Application and related products, including website, Instagram account, etc. (the “Assets”). The Assets are valued at $100,000

As at March 31, 2023, and June 30, 2022 we had total liabilities of $98,438 and $82,484 respectively. Our liabilities at March 31, 2023 and June 30, 2022 were comprised of amounts due to our President and Director and for two loans payable to non- related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2023.

During the three months ended March 31, 2023 the President of the Company contributed $6,416 towards operating expenses.

Our working capital deficit was $82,418 as at March 31, 2023 compared to $66,092 as at June 30, 2022 respectively.

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

Results of Operations

For the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023, we incurred $9,489 of operating expenditures comprised of amortization expenses, general and administrative, professional fees, and transfer agent fees compared to $23,027 for general and administrative bank and transfer agent fees during the three months ended March 31, 2022.

For the nine months ended March 31, 2023 and 2022.

During the nine months ended March 31, 2023, we incurred $20,253 of operating expenditures comprised of amortization expenses, general and administrative, professional fees and transfer agent fees compared to $48,489 for general and administrative, professional fees and transfer agent fees during the six months ended March 31, 2022. The decrease during the six months ended March 31, 2023 is due to increased professional fees incurred during the six months ended March 31, 2022 related to updating our SEC reporting requirements which included a one-time fee of $20,000.

 Cash Flows

During the nine months ended March 31, 2023, we used $18,588 of cash for operating activities compared to the use of $(48,141) for operating activities during the nine months ended March 31, 2022. Asset Purchase Agreement with Grit Performance Athletics Inc. (“Grit Performance”) to acquire all right, title and interest of Grit Performance and its Affiliates in the Grit Mobile Application and related products, including website, Instagram account, etc. (the “Assets”). The Assets are valued at $100,000 and the consideration is booked as “share subscription payable”. The shares were issued after March 31, 2023. During the nine months ended March 31, 2023, we had investing activities which included the purchase of an intangible asset of ($100,000). We did not have any investing activities during the nine months ended March 31, 2023. During the nine months ended March 31, 2023, we did not receive any cash from share subscriptions compared to $3,000 during the nine months ended March 31, 2022.

Trends

There is no assurance that we will be able to generate cash flow from our operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b) (1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $ (82,418) and an accumulated deficit of $137,395. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Although we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

HOOPS SCOUTING USA

Date: December 30, 2024	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

