Form 10-K/A
period 2023-06-30
HOOPS SCOUTING USA
filed 2025-08-28
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2023

Or

☐     Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

(For the transition period from _____________ to _____________

Commission File Number: 000-56389

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

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.00.

As of August 28, 2025 the Registrant had Pre-Split shares: 1,350,000 and Post-Split shares: 101,250,000 shares of Common Stock issued and outstanding. Effective June 9, 2023 a forward stock split of all issued and outstanding shares of Common Stock of the Company at a ratio of three for seventy-five for one.

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

We are in the development stage and have not realized any revenue from our operations. Jamie Oei has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer since our inception. Our board of directors is comprised of one person: Jamie Oei. Our officer and director, Jamie Oei, currently lives in Canada, and our current assets are located in the United States. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

Results of operations

During the year ended June 30, 2023, we incurred $123,699 of operating expenditures comprised of impairment expenses, bank charges, professional fees, transfer agent and filing fees compared to $52,443 for the year ended June 30, 2022. The increase in operating expenses is due to a decrease in professional fees, specifically including payment for legal services relating to our DTC eligibility application and an increase in impairment expenses. Our accumulated deficit is $240,841 and we have not earned any revenues since our inception.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had a cash balance and total assets of $49,381 compared to cash and total assets of $392 as at June 30, 2022. The decrease in cash was due to the proceeds received from the share subscriptions being used to pay day-to-day operating costs. As at June 30, 2023 and 2022, we had total liabilities of $155,172 and $82,484 respectively. Our working capital deficit was $89,791 as at June 30, 2023 compared to $66,092 at June 30, 2022.

The available capital reserves of the Company are not sufficient for the Company to remain operational. As of June 30, 2023 and 2022, our officer and director, who is currently our sole shareholder, is owed $136,506 and $61,581, respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended June 30, 2023, we used $75,297 cash for operating activities compared to the use of $48,195 for operating activities during the year ended June 30, 2022. The decrease in the use of cash for operating activities was due to an increase in legal fees relating to our DTC eligibility from 2022.

During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. Net cash provided by financing activities for the year ended June 30, 2023 is $74,925 and 2022 is $38,001.

During the year ended June 30, 2022, we did not have any investing activities as compared to $100,000 in investing activity during the year ended June 30, 2023, for purchase of intangible assets by issuing the promissory note..

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2023, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls, which management considers to be material weaknesses.

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

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

14

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

	(ii)	Engaging in any type of business practice; or

	(ii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

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

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the past 5 years.

Name and				Stock	Option	Non- Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mr. Jamie Oei,	2023	-	-	-	-	-	-	-	-
President, CFO	2022	-	-	-	-	-	-	-	-
Secretary,	2021	-	-	-	-	-	-	-	-
Treasurer and	2020	-	-	-	-	-	-	-	-
Director (1)	2019	-	-	-	-	-	-	-	-

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2016, pursuant to a subscription agreement, we offered and sold (500,000 before split) 37,500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the Company $6,898 to pay expenses. During 2019, our officer and director advanced the Company $5,000 to pay expenses and, during 2020 our officer and director advanced the Company $10,602 to pay expenses. During 2021, our officer and director advanced the Company $4,080 to pay expenses. During 2022, our officer and director advanced the Company $35,001 to pay expenses. During 2023, our officer and director advanced the Company $27,684 to pay expenses. Our officer and director Jamie Oei is our promoter.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by BF Borgers CPA PC for the fiscal periods shown.

	June 30, 2023	June 30, 2022
Audit Fees	$10,800	$5,000
Audit Related Fees	4,000	5,000
Total	$14,800	$10,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory filings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July 2025.

HOOPS SCOUTING USA

/s/ Jamie Oei
By:	Jamie Oei
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jamie Oei
By: Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	August 28, 2025

HOOPS SCOUTING USA

Financial Statements

For Years Ended June 30, 2023 and 2022

(expressed in US dollars)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HOOPS SCOUTING, USA.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA (the ‘Company’) as of June 30, 2023, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $(240,841), net loss of $(123,699) and a negative working capital of $(89,791). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

As disclosed in Note 4 to the financial statements, during the year 2023 the Company purchased Grit Mobile Application and related complementary products at a purchase price of $100,000. The total cost of the assets was included in “Intangible Assets” As of June 30, 2023, Management determined that this intangible asset doesn’t have a definite useful life, and as such, it was fully impaired

The Company’s evaluation of the intangible asset for impairment involves assumptions. The Software was impaired by 100% during the year.

We identified the impairment and accounting treatment of this asset to be critical audit matter because determining the fair value and related accounting treatment involves a high degree of auditor judgement and an increased extent of effort to evaluate the Company’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

The procedures performed to address the matter included.

■	We obtained and reviewed the asset purchase agreement and related supporting documents
■	We obtained and review the impairment assessment memo
■	Perform a detailed and extensive search for potential impairment indicators, including consideration of the results of other audit testing.
■	We validate the accuracy of data and inputs in supporting evidence.
■

We evaluated the reasonableness of the Company’s projections of future cash flows by comparing the assumptions used in the projections to actual results and other information deemed necessary as well as tested the mathematical accuracy of the calculations;

■	We evaluated the adequacy of the Company’s disclosures in the financial statements related to the impairment.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

August 28, 2025

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

October 11, 2022

HOOPS SCOUTING USA
Balance Sheets

	June 30, 2023	June 30, 2022

Assets
Current assets
Cash	$20	$392
Inventory	47,241	-
Advances	2,120	-
Total current assets	$49,381	$392
Total assets	$49,381	$392
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	2,666	4,903
Due to related party (Note 3)	136,506	61,581
Total current liabilities	139,172	66,484
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	$155,172	$82,484
Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares and 63,750,000 shares issued and outstanding as of June 30, 2023 and June 30, 2022	$10,125	$6,375
Additional paid-in capital	124,925	28,675
Accumulated deficit	(240,841)	(117,142)
Total stockholders’ deficit	$(105,791)	$(82,092)
Total liabilities and stockholders’ deficit	$49,381	$392

(The accompanying notes are an integral part of these audited financial statements)

HOOPS SCOUTING USA
Statements of operations

	For the year ended June 30, 2023	For the year ended June 30, 2022

Expenses
General and administrative	$596	$703
Professional fees	17,800	46,700
Impairment expenses	100,000	-
Transfer agent and filing fees	5,303	5,040
Total expenses	$123,699	$52,443

Net loss	$(123,699)	$(52,443)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	69,297,945	56,126,712

(The accompanying notes are an integral part of these audited financial statements)

HOOPS SCOUTING USA
Restated Statements of Stockholders’ Deficit

	Common stock		Additional	Share		Total
	Number of Shares	Amount	paid-in capital	subscriptions received	Accumulated deficit	stockholders’ deficit

	For the year ended June 30, 2022

Balance, June 30, 2021	37,500,000	$3,750	$(3,700)	$32,000	$(64,699)	$(32,649)
Share subscriptions received	-	-	-	3,000	-	3,000
Stock issued against share subscriptions received	26,250,000	2,625	32,375	(35,000)	-	-
Net loss for the period	-	-	-		(52,443)	(52,443)
Balance, June 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,142)	$(82,092)

	For the year ended June 30, 2023 (Restated)

Balance, June 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,142)	$(82,092)
Stock issued for purchase or intangible asset	37,500,000	3,750	96,250	-	-	100,000
Net loss for the period	-	-	-	-	(123,699)	(123,699)
Balance, June 30, 2023	101,250,000	$10,125	$124,925	$-	$(240,841)	$(105,791)

(The accompanying notes are an integral part of these audited financial statements)

HOOPS SCOUTING USA
Statements of cash flows

	For the year ended June 30, 2023	For the year ended June 30, 2022

Cash Flows from Operating Activities:
Net loss	$(123,699)	$(52,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment Expenses	100,000	-
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued liabilities	(2,237)	4,248
(Increase) in Inventory	(47,241)	-
(Increase) in Advances	(2,120)	-

Net cash used in operating activities	$(75,297)	$(48,195)

Cash Flows from Financing Activities:
Proceeds from related parties	74,925	35,001
Proceeds from share subscriptions received	-	3,000

Net cash provided by financing activities	$74,925	$38,001
Net increase (decrease) in cash, cash equivalents and restricted cash	(372)	(10,194)
Cash, cash equivalents and restricted cash at beginning of the period	392	10,586
Cash, cash equivalents and restricted cash at end of the period	$20	$392
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash financing and investing activities:
Intangible asset acquired through share issue	$100,000	$-

(The accompanying notes are an integral part of these audited financial statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the year ended June 30, 2023, the Company had no revenues and incurred a net loss of $123,699. As at June 30, 2023, the Company has a working capital deficit of $(89,791) and an accumulated deficit of $(240,841). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

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

(f) Intangible assets consist of all rights, title and interest of seller and its affiliates in the Grit Mobile Application and related complementary products acquired in an asset purchase agreement. The estimated useful life of these assets was determined to be zero years and amortized the full value of the intangible asset. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

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

3. Related Party Transactions

From inception in 2016 the June 30, 2021, the Company borrowed $26,580 from the President and Director of the Company, towards Company operating expenses.

During the year ended June 30, 2022, the Company borrowed $35,001 from the President and Director of the Company, towards Company operating expenses.

During the year ended June 30, 2023, the Company borrowed $27,684 from the President and Director of the Company, towards Company operating expenses and $47,241 towards purchase of inventory.

As at June 30, 2023, the Company owed $136,506 (June 30, 2022 - $61,581) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

The Company’s intangible asset consists of the following.

	As at June 30, 2023	As at June 30, 2022
Intangible asset	$100,000	$-
Less: Impairment	(100,000)	-
Property and equipment net	$-	$-

Impairment expense is $100,000 and $0 for the year ended June 30, 2023 and 2022 respectively.

5. Advances

During the period ended June 30, 2023 the Company paid $2,120 as advance to Securities Transfer Corporation, toward future expenses.

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

On June 9, 2023, the Company executed forward stock split at 75:1

 As at June 30, 2023 and 2022, common shares issued and outstanding is 101,250,000 (1,350,000 before split) and 63,750,000 (850,000 before split) shares respectively.

7. Share Subscription Payable

During the three months ended March 31, 2023, the Company purchased intangible assets valued at $100,000 by issuing the share subscription. This share subscription payable was converted into equity shares of 500,000 at $0.20 per share on May 8, 2023.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2023 and 2022

(Expressed in U.S. dollars)

8. Loans Payable

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

9. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the year ended June 30, 2023	For the year ended June 30, 2022
Income tax expense (benefit) at statutory rate	$(25,977)	$(11,013)
Change in valuation allowance	25,977	11,013
Income tax expense	$-	$-

The significant components of deferred income tax assets and liabilities as at June 30, 2023 and 2022 are as follows:

	June 30, 2023	June 30, 2022
Gross deferred tax asset	$50,577	$24,600
Valuation allowance	(50,577)	(24,600)
Net deferred tax asset	$-	$-

The Company has net operating losses carried forward of $240,841 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities.

10. Subsequent Event

The Company evaluated all events or transactions that occurred after June 30, 2023. Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2023.

