Form 10-K
period 2024-06-30
HOOPS SCOUTING USA
filed 2025-08-29
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2024

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

As of August 28, 2025 the Registrant had 101,250,000 shares of Common Stock issued and outstanding.

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

Grit App currently offers THE DAILY GRIND: GRIT + PREMIUM ZONE - One stop shop for the modern driven athlete. Daily workouts segments for custom programming tailored to your exact needs, comprehensive workout plans for specific improvement, inspiration, articles, videos, knowledge, discounts on GRIT products, strength & conditioning and more. Designed, created, managed and updated daily by professional coaches, trainers and athletes. This is the place to take your game to the next level. We have been where you want to go, and we want to share our knowledge with you or how to achieve your aspirations.

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

Results of operations

During the year ended June 30, 2024, we incurred $50,878 of operating expenditures comprised of bank charges, professional fees, transfer agent and filing fees compared to $123,699 for the year ended June 30, 2023. The decrease in operating expenses is due to a decrease in professional fees, specifically including payment for legal services relating to our DTC eligibility application in 2023. Our accumulated deficit is $291,719 and we have not earned any revenues since our inception.

Since inception, we have offered and sold (i) (500,000 before split) 37,500,000 shares of common stock to our officers and directors, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 15, 2021, the Company issued 350,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021. During the year ended June 30, 2023, the Company issued 500,000 common shares at $0.20 to settle a promissory note of $100,000.

Liquidity and Capital Resources

As of June 30, 2024, the Company had a cash balance and total assets of $76,945 compared to cash and total assets of $49,381 as at June 30, 2023. The decrease in cash was due to the proceeds received from the share subscriptions being used to pay day-to-day operating costs. As at June 30, 2024, and 2023, we had total liabilities of $233,614 and $155,172 respectively. Our working capital deficit was $140,669 as at June 30, 2024 compared to $89,791 at June 30, 2023.

The available capital reserves of the company are not sufficient for the company to remain operational. As of June 30, 2024, and 2023, our officer and director, who is currently our sole shareholder, is owed $205,947 and $136,506 respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended June 30, 2024, we used $69,385 cash for operating activities compared to the use of $75,297 for operating activities during the year ended June 30, 2023. The decrease in the use of cash for operating activities was due to an increase in legal fees relating to our DTC eligibility from 2023.

During the year ended June 30, 2024, we have financing activities as compared to $69,441 in proceeds from related party and during the year ended June 30, 2023, $74,925 in proceeds from promissory note and proceeds from related party . Net cash provided by financing activities for the year ended June 30, 2024, is $69,441 and 2023 is $74,925.

During the year ended June 30, 2024, we did not have any investing activities as compared to $100,000 in investing activity during the year ended June 30, 2023, for purchase of intangible assets by issuing the promissory note.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2024 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2024, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2024, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

BOLADALE LAWAL & Co, our independent auditors for fiscal 2024, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2024. BF Borgers CPA PC, our independent auditors for fiscal 2023, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2023.  Sadler, Gibb & Associates LLC, our independent auditors for fiscal 2022, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2022.  Saturna Group Chartered Professional Accountants LLP, our independent auditors for fiscal 2021, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the past 5 years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jamie Oei,	2024	-	-	-	-	-	-	-	-
President, CFO	2023	-	-	-	-	-	-	-	-
Secretary,	2022	-	-	-	-	-	-	-	-
Treasurer and	2021	-	-	-	-	-	-	-	-
Director (1)	2020	-	-	-	-	-	-	-	-

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 31, 2016, pursuant to a subscription agreement, we offered and sold (500,000 before split) 37,500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the company $6,898 to pay expenses. During 2019, our officer and director advanced the Company $5,000 to pay expenses and, during 2020 our officer and director advanced the Company $10,602 to pay expenses. During 2021, our officer and director advanced the Company $4,080 to pay expenses. During 2022, our officer and director advanced the Company $35,001 to pay expenses. During 2023, our officer and director advanced the Company $27,684 to pay expenses. During 2024, our officer and director advanced the Company $39,813 to pay expenses. Our officer and director Jamie Oei is our promoter and Lucille Zdunich.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by BF Borgers CPA PC for the fiscal periods shown.

	June 30, 2024	June 30, 2023
Audit Fees	$25,000	$10,800
Audit Related Fees	1,200	4,000
Tax Fees	-	-
All Other Fees	-	-
Total	$26,200	$14,800

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

(a) (2) Index to Exhibits

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 2025.

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

For Years Ended June 30, 2024, and 2023

(expressed in US dollars)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HOOPS SCOUTING, USA.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA (the ‘Company’) as of June 30, 2024 and 2023, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for each of the two years in the period ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $(291,719), net loss of $(50,878) and a negative working capital of $(140,669). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 1 to the financial statements, the Company has operating losses. Furthermore, the company have not generated revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

August 26, 2025

HOOPS SCOUTING USA

Balance Sheets

	June 30, 2024	June 30, 2023

Assets
Current assets
Bank	$56	$-
Cash	20	20
Inventory	76,869	47,241
Advances	-	2,120
Total current asset	$76,945	$49,381
Total assets	$76,945	$49,381

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	11,667	2,666
Due to related party (Note 3)	205,947	136,506
Total current liabilities	217,614	139,172
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	$233,614	$155,172

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock Authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding as of June 30, 2024 and June 30, 2023 respectively	$10,125	$10,125
Additional paid-in capital	124,925	124,925
Accumulated deficit	(291,719)	(240,841)

Total stockholders’ deficit	(156,669)	(105,791)
		$ $
Total liabilities and stockholders’ deficit	$76,945	$49,381

(The accompanying notes are an integral part of these audited financial statements)

HOOPS SCOUTING USA

Statements of operations and comprehensive loss

	For the year ended June 30, 2024	For the year ended June 30, 2023
	$	$
Expenses
Impairment expenses	$-	$100,000
General and administrative	711	596
Professional fees	29,200	17,800
Transfer agent and filing fees	20,967	5,303
Total expenses	$50,878	$123,699

Net loss	$(50,878)	$(123,699)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	101,250,000	69,297,945

(The accompanying notes are an integral part of these audited financial statements)

HOOPS SCOUTING USA

Statements of stockholders’ deficit

	Common stock		Additional paid-in		Total stockholders’
	Number of shares	Amount $	capital $	Deficit $	deficit $

	For the year ended June 30, 2023

Balance, June 30, 2022	63,750,000	$6,375	$28,675	$(117,142)	$(82,092)

Stock issued against promissory note	37,500,000	3,750	96,250	-	100,000

Net loss for the year ended	-	-	-	(123,699)	(123,699)
Balance, June 30, 2023	101,250,000	$10,125	$124,925	$(240,841)	$(105,791)

	For the year ended June 30, 2024

Balance, June 30, 2023	101,250,000	$10,125	$124,925	$(240,841)	$(105,791)

Net loss for the year ended.	-	-	-	(50,878)	(50,878)
Balance, June 30, 2024	101,250,000	$10,125	$124,925	$(291,719)	$(156,669)

(The accompanying notes are an integral part of these audited financial statements)

HOOPS SCOUTING USA

Statements of cash flows

	For the Year ended June 30, 2024		For the Year ended June 30, 2023
Operating activities

Net loss		$(50,878)	$(123,699)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense		-	100,000
Increase/(Decrease) in accounts payable and accrued liabilities		9,001	(2,237)
(Increase) /Decrease in Inventory		(29,628)	(47,241)
(Increase) /Decrease in Advances		2,120	(2,120)
Net cash used in operating activities		$(69,385)	$(75,297)

Cash Flows from Financing Activities:
Proceeds from a related party		69,441	74,925

Net cash provided by financing activities		$69,441	$74,925
..
Net increase (decrease) in cash, cash equivalents and restricted cash		56	(372)
Cash, cash equivalents and restricted cash at beginning of the period		20	392
Cash, cash equivalents and restricted cash at end of the period		$76	$20
Cash, end of period
Supplemental Cash Flow Information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Non-Cash financing and investing activities:
Intangible asset acquired through share issue	$		$100,000

(The accompanying notes are an integral part of these audited financial statements)

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2024, and 2023

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the year ended June 30, 2024, the Company had no revenues and incurred a net loss of $50,878. As at June 30, 2024, the Company has a working capital deficit of $140,669 and an accumulated deficit of $291,719. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

2. Significant Accounting Policies

a) Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended June 30, 2024.

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

Years ended June 30, 2024, and 2023

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

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2024, and 2023

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to +all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of June 30, 2024, or 2023.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2024 and June 30, 2023, the Company had no items that affected comprehensive loss.

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

During the three months ended June 30, 2023, the company borrowed $9,468 from the President and Director of the Company, towards company operating expenses and $47,241 towards purchase of inventory.

During the three months ended September 30, 2023, president of the company contributed $12,030 towards the Company operating expenses and $8,013 towards purchase of inventory.

During the three months ended December 31, 2023, president of the company contributed $16,700 towards the Company operating expenses and $13,712 towards purchase of inventory.

During the three months ended March 31, 2024, president of the company contributed $10,333 towards the Company operating expenses and $ 7,903 towards purchase of inventory.

During the three months ended June 30, 2024, president of the company contributed $750 towards the Company operating expenses.

As at June 30, 2024, the Company owed $205,947 (June 30, 2023 - $136,506) to the President and Director of the Company

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

	As at June 30, 2024	As at June 30, 2023
Intangible asset	$-	$100,000
Less: Impairment	-	(100,000)
Property and equipment net	$-	$-

Impairment expense is $0 and $100,000 for the year ended June 30, 2024, and June 30, 2023, respectively.

5. Common Stock

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

On June 9, 2023, the Company executed forward stock split at 75:1

At at June 30, 2024, common shares issued and outstanding is 101,250,000 (1,350,000 before split)

6. Promissory Note Payable

During the three months ended March 31, 2023, the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into equity shares of 500,000 at $0.20 per share on May 8,2023.

7. Loans Payable

As at June 30, 2024, the Company owed $16,000 (June 30, 2023 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before June 30, 2024.

8. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the year ended June 30, 2024	For the year ended June 30, 2023
Income tax expense (benefit) at statutory rate	(10,684)	(25,977)
Change in valuation allowance	10,684	25,977
Income tax expense	-	-

The significant components of deferred income tax assets and liabilities as at June 30, 2024 and 2023 are as follows:

	June 30, 2024	June 30, 2023
Gross deferred tax asset	61,261	50,577
Valuation allowance	(61,261)	(50,577)
Net deferred tax asset	-	-

The Company has net operating losses carried forward of $291,719 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities.

9. Subsequent Event

During the period after June 30, 2024, and through July 29, 2025, the Company received $12,024 from the President of the company towards the payment of company operating expenses.

Other than this transaction the Company doesn’t have any other event to report after the reporting period of for June 30,2024 through July 29, 2025.

