Form 10-Q/A
period 2023-09-30
HOOPS SCOUTING USA
filed 2025-10-14
CIK 1721056

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of October 14, 2025 was 101,250,000.

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

HOOPS SCOUTING USA
Condensed Balance Sheets (Unaudited)

	September 30, 2023	June 30, 2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$220	$20
Inventory net	55,254	47,241
Advances	-	2,120

Total current assets	55,474	49,381

Total assets	$55,474	$49,381

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	$310	$2,666
Due to related party (Note 3)	156,549	136,506
Total current liabilities	156,859	139,172
Non-current liabilities
Loans payable (Note 7)	16,000	16,000

Total liabilities	$172,859	$155,172

Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023	$10,125	$10,125
Additional paid-in capital	124,925	124,925
Accumulated deficit	(252,435)	(240,841)
Total stockholders’ deficit	$(117,385)	$(105,791)

Total liabilities and stockholders’ deficit	$55,474	$49,381

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of operations
(unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022

Expenses
General and administrative	$164	$103
Transfer agent and filing fees	11,430	310
Total expenses	$11,594	$413

Net loss for the period	$(11,594)	$(413)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	101,250,000	63,750,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(unaudited)

	Common stock		Additional	Share		Total
	Number of shares	Amount	paid-in capital	subscriptions received	Accumulated deficit	stockholders’ deficit

For the three months ended September 30, 2022

Balance, June 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,142)	$(82,092)
Net loss for the period	-	-	-		(413)	(413)
Balance, September 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,555)	$(82,505)

For the three months ended September 30, 2023

Balance, June 30, 2023	101,250,000	$10,125	$124,925	$-	$(240,841)	$(105,791)
Net loss for the period	-	-	-	-	(11,594)	(11,594)
Balance, September 30, 2023	101,250,000	$10,125	$124,925	$-	$(252,435)	$(117,385)

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022

Cash Flows from Operating Activities:
Net loss	$(11,594)	$(413)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued liabilities	(2,356)	(3,757)
(Decrease) in Advances	2,120	-
(Decrease) in Inventory net	(8,013)	-

Net cash used in operating activities	$(19,843)	$(4,170)

Cash Flows from Financing Activities:
Proceeds from related parties	20,043	4,000
Proceeds from share subscriptions received	-	-
Net cash provided by financing activities	$20,043	$4,000

Net increase (decrease) in cash, cash equivalents and restricted cash	200	(170)
Cash, cash equivalents and restricted cash at beginning of the period	20	392
Cash, cash equivalents and restricted cash at end of the period	$220	$222

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended September 30, 2023, the Company had no revenues and incurred a net loss of $11,594. As at September 30, 2023, the Company has a working capital deficit of $(101,385) and an accumulated deficit of $(252,435). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

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

(Expressed in US dollars)

(unaudited)

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

HOOPS SCOUTING USA

Notes to the condensed financial statements

September 30, 2023

(Expressed in US dollars)

(unaudited)

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of September 30, 2023 and 2022.

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

3. Related Party Transactions

During the three months ended September 30, 2022 president of the company contributed $4,000 towards company operating expenses.

During the three months ended September 30, 2023 the president of the company injected $12,030 towards paying the company operating expenses and $8,013 towards purchase of inventory.

As at September 30, 2023, the Company owed $156,549 (June 30, 2023 - $136,506) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

HOOPS SCOUTING USA

Notes to the condensed financial statements

September 30, 2023

(Expressed in US dollars)

(unaudited)

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

Impairment expense is $0 and $100,000 for the three months ended September 30, 2023 and for the year ended June 30 2023 respectively.

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

On June 9, 2023, the Company executed forward stock split at 75:1

As at September 30, 2023, common shares issued and outstanding is 101,250,000 (1,350,000 before split)

HOOPS SCOUTING USA

Notes to the condensed financial statements

September 30, 2023

(Expressed in US dollars)

(unaudited)

6. Promissory Note Payable

During the nine months ended March 31, 2023 the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into equity shares of 500,000 at $0.20 per share on May 8, 2023.

7. Loans Payable

As at September 30, 2023, the Company owed $16,000 (June 30, 2023 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2023.

8. Subsequent Event

During the period from October 2023 to December 2023 the Company received $30,412.17 from the President of the company towards the payment for professional fees, audit fees and purchase of inventory.

During the period from January 2024 to March 2024 the Company received $18,236.29 from the President of the company towards the payment for professional fees, Edgar filing fees and purchase of inventory.

During the period from April 2024 to June 2024 the Company received $750 from the President of the company towards the payment for Edgar filing fees.

During the period from July 2024 to September 2024 the Company received $11,674 from the President of the company towards the payment for Edgar filing fees, accounting fees and transfer agent fees.

During the period from October 2024 to September 2025, the Company received $3,197.25 from the President of the company towards the payment for accounting fees and transfer agent fees.

Other than this transaction the Company doesn’t have any other event to report after the reporting period of September 30, 2023 through September 26, 2025

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

As of September 30, 2023, we had a cash balance of $220 and total assets of $55,474 compared to cash and total assets of $49,381 as at June 30, 2023. The decrease in total assets was due to inventory impairment.

As at September 30, 2023, and June 30, 2023 we had total liabilities of $172,859 and $155,172 respectively. The increase in liabilities was because of amounts due to a related party for operating costs and the purchase of inventory. Our liabilities at September30, 2023 and June 30, 2023 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2023.

Our working capital deficit was $101,385 as at September 30, 2023 compared to $89,791 as at June 30, 2023 respectively.

During the period ended September 30, 2023, we did not issue any common shares.

Results of Operations

During the three months ended September 30, 2023, we incurred $11,594 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $413 for general and administrative, professional fees and transfer agent fees during the three months ended September 30, 2022. The increase of operating expenditures is due to the inventory impairment expenses incurred

Cash Flows

During the three months ended September 30, 2023, we used $(19,843) of cash for operating activities compared to the use of $(4,170) for operating activities during the three months ended September 30, 2022. During the three months ended September 30, 2023 our financial activities consisted of $20,043 in proceeds from a related party, compared to $4,000 in proceeds from a related party during the three months ended September 30, 2022. We did not have any investing activities during the three months ended September 30, 2023.

Trends

There is no assurance that we will be able to generate cash flows from our operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern

Off-Balance Sheet Arrangements

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $ 101,385 and an accumulated deficit of $252,435. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Mine Safety Disclosures

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

HOOPS SCOUTING USA

Date: October 14, 2025	By:	/s/ Jamie Oei
Jamie Oei - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

