Form 10-Q/A
period 2023-12-31
HOOPS SCOUTING USA
filed 2025-10-14
CIK 1721056

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

HOOPS SCOUTING USA
Condensed Balance Sheets (Unaudited)
	December 31, 2023	June 30, 2023

Assets
Current assets
Cash	$172	$20
Inventory net	68,966	47,241
Advances	-	2,120

Total current assets	69,138	49,381

Total assets	$69,138	$49,381

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$4,343	$2,666
Due to related party (Note 3)	186,961	136,506
Total current liabilities	191,304	139,172
Non-current liabilities
Loans payable (Note 7)	16,000	16,000

Total liabilities	$207,304	$155,172

Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023	$10,125	$10,125
Additional paid-in capital	124,925	124,925
Accumulated deficit	(273,216)	(240,841)
Total stockholders’ deficit	$(138,166)	$(105,791)

Total liabilities and stockholders’ deficit	$69,138	$49,381

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of operations
(unaudited)
	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the six months ended December 31, 2023	For the six months ended December 31, 2022

Expenses
General and administrative	$48	$48	$212	$151
Professional fees	17,700	8,800	17,700	8,800
Transfer agent and filing fees	3,033	1,503	14,463	1,813
Total expenses	$20,781	$10,351	$32,375	$10,764

Net loss for the period	$(20,781)	$(10,351)	$(32,375)	$(10,764)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	101,250,000	63,750,000	101,250,000	63,750,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(unaudited)
	Common stock		Additional	Share		Total
	Number of shares	Amount	paid-in capital	subscriptions received	Accumulated deficit	stockholders’ deficit

	For the three and six months ended December 31, 2022

Balance, June 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,142)	$(82,092)
Net loss for the period	-	-	-		(413)	(413)
Balance, September 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,555)	$(82,505)

Balance, September 30, 2022	63,750,000	6,375	28,675	-	(117,555)	(82,505)
Net loss for the period	-	-	-		(10,351)	(10,351)
Balance, December 31, 2022	63,750,000	6,375	28,675	-	(127,906)	(92,856)

	For the three and six months ended December 31, 2023

Balance, June 30, 2023	101,250,000	$10,125	$124,925	$-	$(240,841)	$(105,791)
Net loss for the period	-	-	-		(11,594)	(11,594)
Balance, September 30, 2023	101,250,000	$10,125	$124,925	$-	$(252,435)	$(117,385)

Balance, September 30, 2023	101,250,000	10,125	124,925	-	(252,435)	(117,385)
Net loss for the period	-	-	-		(20,781)	(20,781)
Balance, December 31, 2023	101,250,000	10,125	124,925	-	(273,216)	(138,166)

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(unaudited)
	For the six months ended December 31, 2023	For the six months ended December 31, 2022

Cash Flows from Operating Activities:
Net loss	$(32,375)	$(10,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued liabilities	1,677	(1,400)
(Decrease) in Advances	2,120	-
(Decrease) in Inventory net	(21,725)	-

Net cash used in operating activities	$(50,303)	$(12,164)

Cash Flows from Financing Activities:
Proceeds from related parties	50,455	11,800
Proceeds from share subscriptions received	-	-
Net cash provided by financing activities	$50,455	$11,800
..
Net increase (decrease) in cash, cash equivalents and restricted cash	152	(364)
Cash, cash equivalents and restricted cash at beginning of the period	20	392
Cash, cash equivalents and restricted cash at end of the period	$172	$28

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended December 31, 2023, the Company had no revenues and incurred a net loss of $32,375. As at December 31, 2023, the Company has a working capital deficit of $(122,166) and an accumulated deficit of $(273,216). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

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

During the three months ended December 31, 2022 president of the company contributed $7,800 towards company operating expenses

During the three months ended September 30, 2023 president of the company $12,030 towards company operating expenses and $8,013 towards purchase of inventory.

HOOPS SCOUTING USA

Notes to the condensed financial statements

December 31, 2023

(Expressed in US dollars)

(unaudited)

During the three months ended December 31, 2023 president of the company $16,700 towards company operating expenses and $13,712 towards purchase of inventory.

As at December 31, 2023, the Company owed $186,961 (June 30, 2023 - $136,506) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

Impairment expense is $0 and $100,000 for the six months ended December 31, 2023 and for the year ended June 30 2023 respectively.

5. Common Stock

During the six months ended September, 2021, the Company received proceeds of $3,000 (As of June 30, 2021 $32.000) relating to share subscriptions for the issuance of common shares at $0.10 per share.

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

7. Loans Payable

As at December 31, 2023, the Company owed $16,000 (June 30, 2023 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before December 31, 2023.

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

Other than this transaction the Company doesn’t have any other event to report after the reporting period of December 31, 2023 through September 26, 2025

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations FORWARD-LOOKING STATEMENTS

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

Liquidity and Capital Resources

As of December 31, 2023, we had a cash balance of $172 and total assets of $69,138 compared to cash and total assets of $49,381 as at June 30, 2023. The decrease in total assets was due to inventory impairment.

As at December 31, 2023, and June 30, 2023 we had total liabilities of $207,304 and $155,172 respectively. The increase in liabilities was due amounts due to a related party for operating costs and the purchase of inventory. Our liabilities at December 31, 2023 and June 30, 2023 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before December 31, 2023.

Our working capital deficit was $122,166 as at December 31, 2023 compared to $89,791 as at June 30, 2023 respectively.

During the period ended December 31, 2023, we did not issue any common shares.

Results of Operations

For three months ended December 31, 2023 and 2022

During the three months ended December 31, 2023, we incurred $20,781 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $10,351 for general and administrative, professional fees and transfer agent fees during the three months ended December 31, 2022. The increase of operating expenditures is due to the inventory impairment expenses incurred.

For six months ended December 31, 2023 and 2022

During the six months ended December 31, 2023, we incurred $32,375 of operating expenditures comprised of general and administrative, professional fees and transfer agent fees compared to $10,764 for general and administrative, professional feed and transfer agent fees during the six months ended December 31, 2022. The increase of operating expenditures is due to the inventory impairment expenses incurred.

Cash Flows

During the six months ended December 31, 2023, we used $(50,303) of cash for operating activities compared to the use of $(12,164) for operating activities during the six months ended December, 2022. During the six months ended December 31, 2023 our financial activities consisted of $50,455 in proceeds from a related party compared to $11,800 in proceeds from a related party during the six months ended December 31, 2022. We did not have any investing activities during the six months ended December 31, 2023.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $122,166 and an accumulated deficit of $273,216. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

