Form 10-Q/A
period 2024-03-31
HOOPS SCOUTING USA
filed 2025-10-14
CIK 1721056

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

HOOPS SCOUTING USA
Condensed Balance Sheets (unaudited)
	March 31, 2024	June 30, 2023

Assets
Current assets
Cash	$124	$20
Inventory net	76,869	47,241
Advances	-	2,120
Total current assets	76,993	49,381

Total assets	$76,993	$49,381

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$7,490	$2,666
Due to related party (Note 3)	205,197	136,506
Total current liabilities	212,687	139,172
Non-current liabilities
Loans payable (Note 5)	16,000	16,000

Total liabilities	$228,687	$155,172

Stockholders’ deficit
Common stock authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023	$10,125	$10,125
Additional paid-in capital	124,925	124,925
Accumulated deficit	(286,744)	(240,841)
Total stockholders’ deficit	$(151,694)	$(105,791)

Total liabilities and stockholders’ deficit	$76,993	$49,381

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed Statement of Operations
(unaudited)
	For the three months ended March 31, 2024	For the three months ended March 31, 2023	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023

Expenses
Amortization expenses	$-	$3,927	$-	$3,927
General and administrative	48	189	260	340
Professional fees	11,500	3,000	29,200	11,800
Transfer agent and filing fees	1,980	2,373	16,443	4,186
Total expenses	$13,528	$9,489	$45,903	$20,253

Net loss for the period	$(13,528)	$(9,489)	$(45,903)	$(20,253)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	101,250,000	63,750,000	101,250,000	63,750,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed Statements of Stockholders’ Deficit
(unaudited)
	Common stock		Additional	Share		Total
	Number of shares	Amount	paid-in capital	subscription payable	Accumulated deficit	stockholders’ deficit

For the three and nine months ended March 31, 2023

Balance, June 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,142)	$(82,092)
Net loss for the period	-	-	-	-	(413)	(413)
Balance, September 30, 2022	63,750,000	$6,375	$28,675	$-	$(117,555)	$(82,505)

Balance, September 30, 2022	63,750,000	6,375	28,675	-	(117,555)	(82,505)
Net loss for the period	-	-	-	-	(10,351)	(10,351)
Balance, December 31, 2022	63,750,000	6,375	28,675	-	(127,906)	(92,856)

Balance, December 31, 2022	63,750,000	6,375	28,675	-	(127,906)	(92,856)
Share subscription payable				100,000	-	100,000
Net loss for the period	-	-	-	-	(9,489)	(9,489)
Balance, March 31, 2023	63,750,000	6,375	28,675	100,000	(137,395)	(2,345)

For the three and nine months ended March 31, 2024

Balance, June 30, 2023	101,250,000	$10,125	$124,925	$-	$(240,841)	$(105,791)
Net loss for the period	-	-	-	-	(11,594)	(11,594)
Balance, September 30, 2023	101,250,000	$10,125	$124,925	$-	$(252,435)	$(117,385)

Balance, September 30, 2023	101,250,000	10,125	124,925	-	(252,435)	(117,385)
Net loss for the period	-	-	-	-	(20,781)	(20,781)
Balance, December 31, 2023	101,250,000	10,125	124,925	-	(273,216)	(138,166)

Balance, December 31, 2023	101,250,000	10,125	124,925	-	(273,216)	(138,166)
Net loss for the period	-	-	-	-	(13,528)	(13,528)
Balance, March 31, 2024	101,250,000	10,125	124,925	-	(286,744)	(151,694)

(The accompanying notes are an integral part of these unaudited condensed financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(unaudited)
	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023

Cash Flows from Operating Activities:
Net loss	$(45,903)	$(20,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expenses	-	3,927
Changes in operating assets and liabilities:
Increase/(Decrease) in Bank Overdraft	-	40
Increase/(Decrease) in accounts payable and accrued liabilities	4,824	(2,302)
(Decrease) in Advances	2,120	-
(Decrease) in Inventory net	(29,628)	-

Net cash used in operating activities	$(68,587)	$(18,588)

Cash flow from Investing Activities:
Purchase of intangible asset	-	(100,000)
Net cash provided by investing activities	-	(100,000)

Cash Flows from Financing Activities:
Proceeds from related parties	68,691	18,216
Share subscription payable	-	100,000
Net cash provided by financing activities	$68,691	$118,216

Net increase (decrease) in cash, cash equivalents and restricted cash	104	(372)
Cash, cash equivalents and restricted cash at beginning of the period	20	392
Cash, cash equivalents and restricted cash at end of the period	$124	$20

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash financing and investing activities:
Asset acquired through share subscription payable	-	100,000

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended March 31, 2024, the Company had no revenues and incurred a net loss of $45,903. As at March 31, 2024, the Company has a working capital deficit of $(135,694) and an accumulated deficit of $(286,744). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months period ended March 31, 2024.

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

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2024

(Expressed in US dollars)

(unaudited)

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of March 31, 2024 and 2023.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2024 and 2023, the Company had no items that affected comprehensive loss.

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

During the three months ended December 31, 2022 president of the company contributed $7,800 towards company operating expenses.

During the three months ended March 31, 2023 president of the company contributed $6,416 towards company operating expenses.

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2024

(Expressed in US dollars)

(unaudited)

During the three months ended September 30, 2023 president of the company $12,030 towards company operating expenses and $8,013 towards purchase of inventory.

During the three months ended December 31, 2023 president of the company $16,700 towards company operating expenses and $13,712 towards purchase of inventory.

During the three months ended March 31, 2024 president of the company $10,333 towards company operating expenses and $7,903 towards purchase of inventory.

As at March 31, 2024, the Company owed $205,197 (June 30, 2023 - $136,506) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

The company’s intangible asset consists of the following.

	As at March 31, 2024	s	As at June 30, 2023
Intangible asset	$-		$100,000
Less: Impairment	-		(100,000)
Property and equipment net	$-		$-

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

On June 9, 2023, the Company executed forward stock split at 75:1

As at March 31, 2024, common shares issued and outstanding is 101,250,000 (1,350,000 before split)

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

8. Subsequent Event

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

Other than this transaction the Company doesn’t have any other event to report after the reporting period of March 31, 2024 through September 26, 2025

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

Liquidity and Capital Resources

As of March 31, 2024, we had a cash balance of $124 and total assets of $76,993 compared to cash and total assets of $49,381 as at June 30, 2023. The decrease in total assets was due to inventory impairment

As at March 31, 2024, and June 30, 2023 we had total liabilities of $228,687and $155,172 respectively. Our liabilities at March 31,2024 and June 30, 2023 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before March 31, 2024.

Our working capital deficit was $135,694 as at March 31, 2024 compared to $89,791 as at June 30, 2023 respectively.

During the period ended March 31, 2024, we did not issue any common shares.

Results of Operations

For three months ended March 31, 2023 and 2024

During the three months ended March 2024, we incurred $13,528 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $9,489 for general and administrative, professional fees and transfer agent fees during the three months ended March 31, 2023.

For nine months ended March 31, 2023 and 2024

During the nine months ended March 31, 2024, we incurred $45,903 of operating expenditures comprised of general and administrative, professional fees, and transfer agent fees compared to $20,253 for general and administrative, professional fees and transfer agent fees during the nine months ended March 31, 2023.

Cash Flows

During the nine months ended March 31, 2024, we used $(68,587) of cash for operating activities compared to the use of $(18,588) for operating activities during the nine months ended March 31, 2023. During the nine months ended March 31, 2024 our financial activities consisted of $68,691 in proceeds from a related party, compared to 118,216 in financing activity during the nine months ended March 31, 2023, including $18,216 in proceeds from a related party and $100,000 in proceeds from a promissory note. During the nine months March 31, 2023, we had investing activities which included the purchase of an intangible asset of ($100,000). We did not have any investing activities during the nine months ended March 31, 2024.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $135,694 and an accumulated deficit of $286,744. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

