Form 10-Q
period 2025-03-31
HOOPS SCOUTING USA
filed 2025-12-19
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2025

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

HOOPS SCOUTING USA
Condensed Balance Sheets

	March 31, 2025	June 30, 2024
	(unaudited)
Assets
Current assets
Bank	$-	$56
Cash	20	20
Inventory	76,869	76,869
Total current asset	$76,889	$76,945
Total assets	$76,889	$76,945

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	5,447	11,667
Due to related party (Note 3)	230,907	205,947
Total current liabilities	236,354	217,614
Non-current liabilities
Loans payable (Note 7)	16,000	16,000

Total liabilities	$252,354	$233,614

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock Authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024 respectively	$10,125	$10,125
Additional paid-in capital	124,925	124,925
Accumulated deficit	(310,515)	(291,719)

Total stockholders’ deficit	(175,465)	(156,669)

Total liabilities and stockholders’ deficit	$76,889	$76,945

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA
Condensed statements of operations and comprehensive loss
(unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024	For the nine months ended March 31, 2025	For the nine months ended March 31, 2024

Expenses
General and administrative	-	48	171	260
Professional fees	8,428	11,500	12,428	29,200
Transfer agent and filing fees	1,329	1,980	6,197	16,443
Total expenses	$9,757	$13,528	$18,796	$45,903

Net loss	$(9,757)	$(13,528)	$(18,796)	$(45,903)

Loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	101,250,000	101,250,000	101,250,000	101,250,000

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA
Condensed statements of stockholders’ deficit
(unaudited)

	Common stock		Additional		Total
	Number of shares	Amount	paid-in capital	Accumulated deficit	stockholders’ deficit

	For the three and nine months ended March 31, 2024

Balance, June 30, 2023	101,250,000	$10,125	$124,925	$(240,841)	$(105,791)
Net loss for the period	-	-	-	(11,594)	(11,594)
Balance, September 30, 2023	101,250,000	$10,125	$124,925	$(252,435)	$(117,385)

Balance, September 30, 2023	101,250,000	10,125	124,925	(252,435)	(117,385)
Net loss for the period	-	-	-	(20,781)	(20,781)
Balance, December 31, 2023	101,250,000	10,125	124,925	(273,216)	(138,166)

Balance, December 31, 2023	101,250,000	10,125	124,925	(273,216)	(138,166)
Net loss for the period	-	-	-	(13,528)	(13,528)
Balance, March 31, 2024	101,250,000	10,125	124,925	(286,744)	(151,694)

	For the three and nine months ended March 31, 2025

Balance, June 30, 2024	101,250,000	$10,125	$124,925	$(291,719)	$(156,669)
Net loss for the period	-	-	-	(3,178)	(3,178)
Balance, September 30, 2024	101,250,000	$10,125	$124,925	$(294,897)	$(159,847)

Balance, September 30, 2024	101,250,000	10,125	124,925	(294,897)	(159,847)
Net loss for the period	-	-	-	(5,861)	(5,861)
Balance, December 31, 2024	101,250,000	10,125	124,925	(300,758)	(165,708)

Balance, December 31, 2024	101,250,000	10,125	124,925	(300,758)	(165,708)
Net loss for the period	-	-	-	(9,757)	(9,757)
Balance, March 31, 2025	101,250,000	10,125	124,925	(310,515)	(175,465)

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows
(unaudited)

	For the nine months ended March 31, 2025	For the nine months ended March 31, 2024

Operating activities

Net loss	$(18,796)	$(45,903)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(Decrease) in accounts payable and accrued liabilities	(6,220)	4,824
(Increase) /Decrease in Inventory	-	(29,628)
(Increase) /Decrease in Advances	-	2,120
Net cash used in operating activities	$(25,016)	$(68,587)

Cash Flows from Financing Activities:
Proceeds from a related party	24,960	68,691

Net cash provided by financing activities	$24,960	$68,691

Net increase (decrease) in cash, cash equivalents and restricted cash	(56)	104
Cash, cash equivalents and restricted cash at beginning of the period	76	20
Cash, cash equivalents and restricted cash at end of the period	$20	$124
Cash, end of period
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

(The accompanying notes are an integral part of these condensed unaudited financial statements)

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2025

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the period ended March 31, 2025, the Company had no revenues and incurred a net loss of $18,796. As at December 31, 2024, the Company has a working capital deficit of $(159,465) and an accumulated deficit of $(310,515). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

2. Significant Accounting Policies

(a) Basis of Presentation

The results for the nine months ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report for the year ended June 30, 2024, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months period ended March 31, 2025.

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

March 31, 2025

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

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of March 31, 2025 and 2024.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2025 and 2024, the Company had no items that affected comprehensive loss.

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2025

(Expressed in US dollars)

(unaudited)

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

During the three months ended March 31, 2025 president of the company $8,468 towards company operating expenses.

As at March 31, 2025, the Company owed $230,907 (June 30, 2024 - $205,947) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

HOOPS SCOUTING USA

Notes to the condensed financial statements

March 31, 2025

(Expressed in US dollars)

(unaudited)

4. Intangible Asset

On February 17, 2023, the Company purchased the Grit Mobile Application and related complementary products from Grit Performance Athletics Inc at a purchase price of $100,000. The total recorded cost of this intangible asset of $100,000 has been included in “Property and Equipment” on the balance sheet. As of June 30, 2024, we determined that this intangible asset doesn’t have a definite useful life, and as such, it was fully impaired. As of March 31, 2025, the balance on this intangible asset was $0.

The company’s intangible asset consists of the following.

	As at March 31, 2025	As at June 30, 2024
Intangible asset	$-	$100,000
Less: Impairment	-	(100,000)
Property and equipment net	$-	$-

Impairment expense is $0 and $100,000 for the nine months ended March 31, 2025 and for the year ended June 30 2024 respectively.

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

On June 9, 2023, the Company executed forward stock split at 75:1

As at March 31, 2025, common shares issued and outstanding is 101,250,000 (1,350,000 before split)

6. Promissory Note Payable

During the nine months ended March 31, 2023 the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into equity shares of 500,000 at $0.20 per share on May 8, 2023.

7. Loans Payable

As at March 31, 2025, the Company owed $16,000 (June 30, 2024 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before March 31, 2025.

8. Subsequent Event

During the period after March 31, 2025, and through October 25, 2025, the Company received $6,039 from the President of the company towards the payment of company operating expenses.

Other than this transaction the Company doesn’t have any other event to report after the reporting period of March 31, 2025 through October 25, 2025.

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

Liquidity and Capital Resources

As of March 31, 2025, we had a cash balance of $20 and total assets of $76,889 compared to cash and total assets of $76,945 as at June 30, 2024. The decrease in total assets was due to inventory impairment

As at March 31, 2025, and June 30, 2024 we had total liabilities of $252,354 and $233,614 respectively. Our liabilities at March 31,2025 and June 30, 2024 were comprised of amounts due to our President and Director and for two loans payable to non-related parties for $16,000, which are unsecured, non-interest bearing, and due on or before March 31, 2025.

Our working capital deficit was $159,465 as at March 31, 2025 compared to $140,669 as at June 30, 2024 respectively.

During the period ended March 31, 2025, we did not issue any common shares.

Results of Operations

During the three months ended March 31 2025, we incurred $9,757 of operating expenditures comprised of  general and administrative, professional fees, and transfer agent fees compared to $13,528 for general and administrative, professional fees and transfer agent fees during the three months ended March 31, 2024.

During the nine months ended March 31 2025, we incurred $18,796 of operating expenditures comprised of  general and administrative, professional fees, and transfer agent fees compared to $45,903 for general and administrative, professional fees and transfer agent fees during the six months ended March 31, 2024.

Cash Flows

During the nine months ended March 31, 2025, we used $(25,106) of cash for operating activities compared to the use of $(68,587) for operating activities during the nine months ended March 31, 2024. During the nine months ended March 31, 2025 our financial activities consisted of $24,960 in proceeds from a related party, compared to 68,691 in financing activity during the nine months ended March 31, 2024.

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

The financial statements as of and for the nine months ended March 31, 2025 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $159,465 and an accumulated deficit of $310,515. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of March 31, 2025.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2025. BF Borgers CPA PC our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

