Form 10-K
period 2025-06-30
HOOPS SCOUTING USA
filed 2026-01-13
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2025

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

As of January 12, 2026 the Registrant had 101,250,000 shares of Common Stock issued and outstanding.

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

Results of operations

During the year ended June 30, 2025, we incurred $20,118 of operating expenditures comprised of bank charges, professional fees, transfer agent and filing fees compared to $50,878 for the year ended June 30, 2024. The decrease in operating expenses is due to a decrease in professional fees, specifically including payment for legal services relating to our DTC eligibility application in 2023. Our accumulated deficit is $311,837 and we have not earned any revenues since our inception.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had a cash balance and total assets of $76,889 compared to cash and total assets of $76,945 as at June 30, 2024. The decrease in cash was due to the proceeds received from the share subscriptions being used to pay day-to-day operating costs.  As at June 30, 2025, and 2024, we had total liabilities of $253,676 and $233,614 respectively. Our working capital deficit was $160,787 as at June 30, 2025 compared to $140,669 at June 30, 2024.

The available capital reserves of the company are not sufficient for the company to remain operational. As of June 30, 2025, and 2024, our officer and director, who is currently our sole shareholder, is owed $234,944 and $205,947 respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended June 30, 2025, we used $29,053 cash for operating activities compared to the use of $69,385 for operating activities during the year ended June 30, 2024. The decrease in the use of cash for operating activities was due to an increase in legal fees relating to our DTC eligibility from 2024.

During the year ended June 30, 2025, we have financing activities as compared to $28,997 in proceeds from related party and during the year ended June 30, 2024, $69,441 in proceeds from promissory note and proceeds from related party. Net cash provided by financing activities for the year ended June 30, 2025, is $28,997 and 2024 is $69,441.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2025 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2025, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2025, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

BOLADALE LAWAL & Co, our independent auditors for fiscal 2025, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2025. BF Borgers CPA PC, our independent auditors for fiscal 2024, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2024. BF Borgers CPA PC, our independent auditors for fiscal 2023, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2023.  Sadler, Gibb & Associates LLC, our independent auditors for fiscal 2022, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2022.  Saturna Group Chartered Professional Accountants LLP, our independent auditors for fiscal 2021, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

14

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Boladale Lawal & Co for the fiscal periods 2025 & 2024 respectively as shown below.

	June 30, 2025	June 30, 2024
Audit Fees	$8,428	$25,000
Audit Related Fees	-	1,200
Tax Fees	-	-
All Other Fees	-	-
Total	$8,428	$26,200

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of January, 2026.

HOOPS SCOUTING USA

/s/ Jamie Oei
By:	Jamie Oei
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jamie Oei
By: Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	January 12, 2026

HOOPS SCOUTING USA

Financial Statements

For Years Ended June 30, 2025, and 2024

(expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

HOOPS SCOUTING, USA.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA (the ‘Company’) as of June 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for each of the two years in the period ended June 30, 2025 and 2024 and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $(311,837), net loss of $(20,118) and a negative working capital of $(160,787). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

January 9, 2026

HOOPS SCOUTING USA
Condensed Balance Sheets
	June 30, 2025	June 30, 2024
Assets
Current assets
Bank	$-	$56
Cash	20	20
Inventory	76,869	76,869
Total current asset	$76,889	$76,945
Total assets	$76,889	$76,945

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued liabilities	2,732	11,667
Due to related party (Note 3)	234,944	205,947
Total current liabilities	237,676	217,614
Non-current liabilities
Loans payable (Note 7)	16,000	16,000

Total liabilities	$253,676	$233,614

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock Authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding as of June 30, 2025 and June 30, 2024 respectively	$10,125	$10,125
Additional paid-in capital	124,925	124,925
Accumulated deficit	(311,837)	(291,719)

Total stockholders’ deficit	(176,787)	(156,669)

Total liabilities and stockholders’ deficit	$76,889	$76,945

(The accompanying notes are an integral part of these condensed audited financial statements)

HOOPS SCOUTING USA
Condensed statements of operations and comprehensive loss
	For the year ended June 30, 2025	For the year ended June 30, 2024

Expenses
General and administrative	263	711
Professional fees	12,428	29,200
Transfer agent and filing fees	7,427	20,967
Total expenses	$20,118	$50,878

Net loss	$(20,118)	$(50,878)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	101,250,000	101,250,000

(The accompanying notes are an integral part of these condensed audited financial statements)

HOOPS SCOUTING USA
Condensed statements of stockholders’ deficit

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

	For the year ended June 30, 2024

Balance, June 30, 2023	101,250,000	$10,125	$124,925	$(240,841)	$(105,791)
Net loss for the period	-	-	-	(50,878)	(50,878)
Balance, June 30, 2024	101,250,000	$10,125	$124,925	$(291,719)	$(156,669)

	For the year ended June 30, 2025

Balance, June 30, 2024	101,250,000	$10,125	$124,925	$(291,719)	$(156,669)
Net loss for the period	-	-	-	(20,118)	(20,118)
Balance, June 30, 2025	101,250,000	$10,125	$124,925	$(311,837)	$(176,787)

(The accompanying notes are an integral part of these condensed audited financial statements)

HOOPS SCOUTING USA
Condensed statements of cash flows

	For the year ended June 30, 2025	For the year ended June 30, 2024

Operating activities

Net loss	$(20,118)	$(50,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(Decrease) in accounts payable and accrued liabilities	(8,935)	9,001
(Increase) /Decrease in Inventory	-	(29,628)
(Increase) /Decrease in Advances	-	2,120
Net cash used in operating activities	$(29,053)	$(69,385)

Cash Flows from Financing Activities:
Proceeds from a related party	28,997	69,441

Net cash provided by financing activities	$28,997	$69,441

Net increase (decrease) in cash, cash equivalents and restricted cash	(56)	56
Cash, cash equivalents and restricted cash at beginning of the period	76	20
Cash, cash equivalents and restricted cash at end of the period	$20	$76
Cash, end of period
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

(The accompanying notes are an integral part of these condensed audited financial statements)

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2025, and 2024

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of scouting high school and college basketball players in Colorado.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the year ended June 30, 2025, the Company had no revenues and incurred a net loss of $20,118. As at June 30, 2025, the Company has a working capital deficit of $160,787 and an accumulated deficit of $311,837. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

 2. Significant Accounting Policies

a) Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended June 30, 2025.

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

Years ended June 30, 2025, and 2024

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d) Liquidity / Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2025, and 2024

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to +all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of June 30, 2025, or 2024.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2025 and June 30, 2024, the Company had no items that affected comprehensive loss.

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

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2025, and 2024

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

During the three months ended September 30, 2024 president of the company contributed $12,834 towards company operating expenses.

During the three months ended December 31, 2024 president of the company contributed $3,658 towards company operating expenses.

During the three months ended March 31, 2025 president of the company contributed $8,468 towards company operating expenses.

During the three months ended June 30, 2025 president of the company contributed $4,037 towards company operating expenses.

As at June 30, 2025, the Company owed $234,944 (June 30, 2024 - $205,947) to the President and Director of the Company

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

As of June 30, 2025, the balance on this intangible asset was $0

As at June 30,
2023
Intangible asset	$100,000
Less: Impairment	(100,000)
Property and equipment net	$-

Impairment expense is $100,000 for the year ended June 30, 2023.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2025, and 2024

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

At June 30, 2025, common shares issued and outstanding is 101,250,000 (1,350,000 before split)

6. Promissory Note Payable

During the three months ended March 31, 2023, the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into equity shares of 500,000 at $0.20 per share on May 8, 2023.

7. Loans Payable

As at June 30, 2025, the Company owed $16,000 (June 30, 2023 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and due on or before June 30, 2025.

8. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% per annum. The reconciliation of the provision for income taxes at the statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the year ended June 30, 2025	For the year ended June 30, 2024
Income tax expense (benefit) at statutory rate	(4,205)	(10,684)
Change in valuation allowance	4,205	10,684
Income tax expense	-	-

The significant components of deferred income tax assets and liabilities as at June 30, 2025 and 2024 are as follows:

	June 30, 2025	June 30, 2024
Gross deferred tax asset	65,486	61,261
Valuation allowance	(65,486)	(61,261)
Net deferred tax asset	-	-

The Company has net operating losses carried forward of $311,837 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities.

9. Subsequent Event

During the period after June 30, 2025, and through November 26, 2025, the Company received $27,240 from the President of the company towards the payment for company operating expenses.

Other than this transaction the Company doesn’t have any other event to report after the reporting period from June 30,2025 through November 26, 2025.

