Form 10-K
period 2026-06-30
HOOPS SCOUTING USA
filed 2026-10-23
CIK 1721056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.00.

As of October 23, 2026 the Registrant had 101,250,000 shares of Common Stock issued and outstanding.

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

We are in the early stage of operations. During the year ended June 30, 2026, we generated our first revenues of $20,000 from the sale of basketball merchandise inventory. Jamie Oei has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer since our inception. Our board of director is comprised of one person: Jamie Oei. Our officer and director, Jamie Oei, currently lives in Canada, and our current assets are located in the United States. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

We are planning to offer basketball merchandise including sweaters, jerseys and shorts for sale on our website. We have obtained some inventory but the online store is not yet active. During the year ended June 30, 2026, we sold a portion of this inventory to a single customer.

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

Insurance

We do not maintain any insurance as of the date of this Report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a small company with no employees and limited operations. We have not adopted formal processes for assessing, identifying and managing material risks from cybersecurity threats. Our sole officer and director is responsible for overseeing cybersecurity risks, which relate principally to the security of our website, the Grit application and the third-party service providers we use for accounting, banking and SEC filing. As of the date of this Report, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition.

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

Holders

As of October 23, 2026, there were 32 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds

None during the year ended June 30, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Accounting and audit plan

Our independent auditor is expected to charge us approximately $15,000 to review our quarterly financial statements and approximately $12,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $27,000 to pay for our accounting and audit requirements.

Limited operating history

We have limited historical financial information upon which to base an evaluation of our performance. We are in early stage operations and generated our first revenues of $20,000 during the year ended June 30, 2026. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Results of operations

During the year ended June 30, 2026, we generated revenue of $20,000 (2025 – $nil) from the sale of basketball merchandise inventory to a single customer. Cost of goods sold was $15,755, resulting in gross profit of $4,245. Operating expenses were $79,538 compared to $20,118 for the year ended June 30, 2025, comprising general and administrative expenses of $359 (2025 – $263), professional fees of $35,010 (2025 – $12,428) and transfer agent and filing fees of $44,169 (2025 – $7,427). The increase in operating expenses was primarily due to fees incurred in connection with the quotation of our common stock on the OTC Markets, including OTC Markets application and annual fees and fees paid to Glendale Securities, together with higher audit and accounting fees. We also recognized other income of $4,229 from a legal settlement. Net loss for the year ended June 30, 2026 was $71,064 compared to $20,118 for the year ended June 30, 2025. Our accumulated deficit as of June 30, 2026 is $382,901.

Since inception, we have offered and sold (i) (500,000 before split) 37,500,000 shares of common stock to our officers and directors, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During the year ended June 30, 2021, the Company received $32,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. During the year ended June 30, 2022, the Company received $3,000 of share subscriptions relating to a private placement of common shares at $0.10 per share. On October 15, 2021, the Company issued (350,000 before split) 26,250,000 common shares at $0.10 per share relating to private placement proceeds of $35,000 that was received as at September 30, 2021. During the year ended June 30, 2023, the Company issued (500,000 before split) 37,500,000 common shares at $0.20 per share (pre-split) to settle a promissory note of $100,000.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $8,013 and total assets of $69,127 compared to cash of $20 and total assets of $76,889 as at June 30, 2025. The increase in cash was primarily due to proceeds from the sale of inventory and the legal settlement received, partially offset by payments of operating costs. As at June 30, 2026, and 2025, we had total liabilities of $316,978 and $253,676 respectively, all of which are current. Our working capital deficit was $247,851 as at June 30, 2026 compared to $176,787 at June 30, 2025.

The available capital reserves of the company are not sufficient for the company to remain operational. As of June 30, 2026, and 2025, our officer and director is owed $287,019 and $234,944 respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended June 30, 2026, we used $44,082 cash in operating activities compared to $29,053 during the year ended June 30, 2025. The increase in cash used in operating activities was primarily due to higher filing fees and professional fees, partially offset by the gross profit on inventory sales and the legal settlement received.

During the year ended June 30, 2026, we received $52,075 in proceeds from a related party compared to $28,997 during the year ended June 30, 2025. Net cash provided by financing activities for the years ended June 30, 2026 and 2025 was $52,075 and $28,997, respectively.

Going concern consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt about our ability to continue as a going concern for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have obtained additional financing and implemented our plan of operations. Our main source of cash at this time is advances from our officer and director, who is under no obligation to continue providing such advances. We must raise cash to implement our strategy and stay in business. The Company anticipates that over the next 12 months the cost of being a reporting public company, including legal and accounting fees, will be approximately $27,000.

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

Fair value of financial instruments

ASC 820, “Fair Value Measurement”, requires the company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, amounts due to a related party, and loans payable.

Per share information

The Company computes net loss per share accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is antidilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2026 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2026, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2026, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

BOLADALE LAWAL & Co, our independent auditors for fiscal 2026, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2026. BOLADALE LAWAL & Co, our independent auditors for fiscal 2025, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2025. BF Borgers CPA PC, our independent auditors for fiscal 2023, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2023. Sadler, Gibb & Associates LLC, our independent auditors for fiscal 2022, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2022. Saturna Group Chartered Professional Accountants LLP, our independent auditors for fiscal 2021, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2021.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position	Date Appointed
Jamie Oei	47	President, CEO, CFO, Secretary and Director	October 31, 2016

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

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, because we have only one officer and director and limited operations.

Insider Trading Policies and Procedures

We have not adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, because we have one officer and director, no employees and limited operations.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the past 5 years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jamie Oei,	2026	-	-	-	-	-	-	-	-
President, CFO	2025	-	-	-	-	-	-	-	-
Secretary,	2024	-	-	-	-	-	-	-	-
Treasurer and	2023	-	-	-	-	-	-	-	-
Director (1)	2022	-	-	-	-	-	-	-	-

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

Audit committee and conflicts of interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director. The board of directors has not established an audit committee and does not have an audit committee financial expert, nor has the board established a nominating committee. The board is of the opinion that such committees are not necessary since the company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Report by: (i) each of our directors; (ii) each of our executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our issued and outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of the date of this filing, there are 101,250,000 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (%) (2)
Mr. Jamie Oei (3) 63 Rocio Court Palm Desert, CA 92260	Common	37,500,000	37.037%
Grit Performance Athletics Inc 1010-1030 West Georgia Street Vancouver, British Columbia V6E 2Y2, CA	Common	37,500,000	37.037%
		75,000,000	74.074%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 31, 2016, pursuant to a subscription agreement, we offered and sold (500,000 before split) 37,500,000 shares of common stock to our officer and director, Jamie Oei, at a purchase price of $0.0001 per share, for aggregate proceeds of $50. During 2016, our officer and director, who is currently our shareholder, advanced the company $6,898 to pay expenses. During 2019, our officer and director advanced the Company $5,000 to pay expenses and, during 2020 our officer and director advanced the Company $10,602 to pay expenses. During 2021, our officer and director advanced the Company $4,080 to pay expenses. During 2022, our officer and director advanced the Company $35,001 to pay expenses. During 2023, our officer and director advanced the Company $27,684 to pay expenses. During 2024, our officer and director advanced the Company $39,813 to pay expenses. During the years ended June 30, 2026 and 2025, our officer and director advanced the Company $52,075 and $28,997, respectively, to pay expenses. As of June 30, 2026, the Company owed $287,019 to our officer and director; the amount is unsecured, non-interest bearing and due on demand. Our officer and director, Jamie Oei, is our promoter.

Director Independence

Our sole director, Jamie Oei, is also our executive officer and is not considered independent under the definition of independence in Rule 5605(a)(2) of the Nasdaq Listing Rules.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by BOLADALE LAWAL & Co for the fiscal periods shown.

	June 30, 2026	June 30, 2025
Audit Fees	$29,160	$8,428
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$29,160	$8,428

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

(a) (3) Index to Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 30, 2017)
31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of October, 2026.

HOOPS SCOUTING USA

/s/ Jamie Oei
By:	Jamie Oei
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jamie Oei
By: Jamie Oei	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	October 23, 2026

HOOPS SCOUTING USA

Financial Statements

For Years Ended June 30, 2026, and 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HOOPS SCOUTING, USA.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hoops Scouting USA (the ‘Company’) as of June 30, 2026 and 2025, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for each of the two years in the period ended June 30, 2026 and 2025 and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $(382,901), net loss of $(71,064) and a negative working capital of $(247,851). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 1 to the financial statements, the Company has operating losses. Furthermore, the company generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

October 23, 2026

HOOPS SCOUTING USA Balance Sheets

	June 30, 2026	June 30, 2025

Assets
Current assets
Cash	$8,013	$20
Inventory	61,114	76,869
Total current assets	$69,127	$76,889
Total assets	$69,127	$76,889

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable	12,959	2,732
Accrued liabilities	1,000	-
Due to related party (Note 3)	287,019	234,944
Loans payable (Note 7)	16,000	16,000
Total current liabilities	316,978	253,676

Total liabilities	$316,978	$253,676

Nature of operations and continuance of business (Note 1)
Stockholders’ deficit
Common stock Authorized: 10,000,000,000 common shares, $0.0001 par value 101,250,000 shares issued and outstanding as of June 30, 2026 and June 30, 2025 respectively	$10,125	$10,125
Additional paid-in capital	124,925	124,925
Accumulated deficit	(382,901)	(311,837)

Total stockholders’ deficit	(247,851)	(176,787)

Total liabilities and stockholders’ deficit	$69,127	$76,889

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA Statements of operations and comprehensive loss

	For the year ended June 30, 2026	For the year ended June 30, 2025

Sales	20,000	-
Cost of goods sold	(15,755)	-
Gross Profit	4,245	-
Expenses
General and administrative	359	263
Professional fees	35,010	12,428
Transfer agent and filing fees	44,169	7,427
Total expenses	$79,538	$20,118
Other Income
Legal Settlement (Note 9)	4,229	-
Total other income	4,229	-

Net loss	$(71,064)	$(20,118)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	101,250,000	101,250,000

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA
Statements of stockholders’ deficit

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Number of shares	Amount	capital	deficit	deficit

	For the year ended June 30, 2025

Balance, June 30, 2024	101,250,000	$10,125	$124,925	$(291,719)	$(156,669)
Net loss for the period	-	-	-	(20,118)	(20,118)
Balance, June 30, 2025	101,250,000	$10,125	$124,925	$(311,837)	$(176,787)

	For the year ended June 30, 2026

Balance, June 30, 2025	101,250,000	$10,125	$124,925	$(311,837)	$(176,787)
Net loss for the period	-	-	-	(71,064)	(71,064)
Balance, June 30, 2026	101,250,000	$10,125	$124,925	$(382,901)	$(247,851)

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA
Statements of cash flows

	For the year ended June 30, 2026	For the year ended June 30, 2025

Operating activities

Net loss	$(71,064)	$(20,118)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(Decrease) in accounts payable	10,227	(8,935)
Increase in accrued liabilities	1,000	-
(Increase)/Decrease in inventory	15,755	-
Net cash used in operating activities	$(44,082)	$(29,053)

Cash Flows from Financing Activities:
Proceeds from a related party	52,075	28,997

Net cash provided by financing activities	$52,075	$28,997

Net increase (decrease) in cash, cash equivalents and restricted cash	7,993	(56)
Cash, cash equivalents and restricted cash at beginning of the period	20	76
Cash, cash equivalents and restricted cash at end of the period	$8,013	$20
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

(The accompanying notes are an integral part of these financial statements)

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2026, and 2025

1. Nature of Operations and Continuance of Business

Hoops Scouting USA (the “Company”) was incorporated in the State of Wyoming on October 31, 2016. The Company is in the business of providing basketball scouting services to high school and college basketball players and selling basketball merchandise.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. During the year ended June 30, 2026, the Company generated revenues of $20,000 and incurred a net loss of $71,064. As at June 30, 2026, the Company has a working capital deficit of $247,851 and an accumulated deficit of $382,901. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to promote our website and develop the Hoops Scouting USA app to run in conjunction with the website. We are looking at potential partnerships with current scouting services and college sport sponsorship consulting firms.

 2. Significant Accounting Policies

a) Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Years ended June 30, 2026, and 2025

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

(f) Intangible Assets

Intangible assets consist of all right, title and interest of seller and its affiliates in the Grit Mobile Application and related complementary products acquired in an asset purchase agreement. The Company recognized an impairment of the full carrying value of these assets during the year ended June 30, 2023 (Note 4). The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

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

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2026, and 2025

(h) Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to +all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no potentially issuable common shares as of June 30, 2026, or 2025.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2026 and June 30, 2025, the Company had no items that affected comprehensive loss.

(j) Inventory

Inventory consists of basketball merchandise held for resale and is stated at the lower of cost and net realizable value. Cost is determined using the specific identification method, based on the actual purchase cost of each item. At each reporting date, management reviews inventory for obsolete and slow-moving items and records a write-down where net realizable value is below cost. No write-down was recorded for the years ended June 30, 2026 and 2025.

(k) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 for the year ended June 30, 2026 on a prospective basis. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is effective for annual periods beginning after December 15, 2026; the Company is evaluating its impact on disclosures. The Company does not believe that any other recently issued accounting pronouncements will have a material impact on its financial statements.

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

The Company’s revenue consists of sales of basketball merchandise. Revenue is recognized at a point in time when control of the goods transfers to the customer, which is generally upon delivery. Payment is due upon invoicing and the Company does not provide rights of return or financing. For the year ended June 30, 2026, all revenue was derived from one customer, North Stars Basketball, which is not a related party of the Company.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2026, and 2025

(m) Segment Reporting

The Company operates as a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews net loss as reported on the statements of operations to assess performance and allocate resources. The significant segment expenses regularly provided to the CODM are those presented on the statements of operations. The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, retrospectively for all periods presented.

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

During the three months ended September 30, 2025 president of the company contributed $10,863 towards company operating expenses.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2026, and 2025

During the three months ended December 31, 2025 president of the company contributed $18,677 towards company operating expenses.

During the three months ended March 31, 2026 president of the company contributed $10,870 towards company operating expenses.

During the three months ended June 30, 2026 president of the company contributed $11,665 towards company operating expenses.

As at June 30, 2026, the Company owed $287,019 (June 30, 2025 - $234,944) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing and due on demand. Of the advances during the year ended June 30, 2026, $51,976 represented vendor invoices paid directly by the President on behalf of the Company.

4. Intangible Asset

On February 17, 2023, the Company purchased the Grit Mobile Application and related complementary products from Grit Performance Athletics Inc at a purchase price of $100,000. As of June 30, 2023, we determined that this intangible asset was fully impaired.

As of June 30, 2026 and 2025, the carrying amount of this intangible asset was $nil

As at
June 30,
2026
Intangible asset	$100,000
Less: Impairment	(100,000)
Intangible asset, net	$-

Impairment expense is $100,000 for the year ended June 30, 2026.

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

On June 9, 2023, the Company executed forward stock split at 75:1

As at June 30, 2026, common shares issued and outstanding is 101,250,000 (1,350,000 before split)

6. Promissory Note Payable

During the three months ended March 31, 2023, the company purchased intangible assets valued at $100,000 by issuing the promissory note. This promissory note was converted into 500,000 common shares (37,500,000 post-split) at $0.20 per share (pre-split) on May 8,2023.

HOOPS SCOUTING USA

Notes to the financial statements

Years ended June 30, 2026, and 2025

7. Loans Payable

As at June 30, 2026, the Company owed $16,000 (June 30, 2025 - $16,000) to non-related parties for loans payable. The amounts owing are unsecured, non-interest bearing, and were due on or before June 30, 2026. The loans remained outstanding as of June 30, 2026 and are classified as current liabilities.

8. Income Taxes

The Company is subject to United States federal income taxes at a rate of 21%. The Company is incorporated in Wyoming, which does not impose a corporate income tax. In accordance with ASU 2023-09, the reconciliation of income tax computed at the U.S. federal statutory rate to the Company’s income tax expense, in amounts and percentages, is as follows:

	Year ended June 30, 2026		Year ended June 30, 2025
	Amount	%	Amount	%
Loss before income taxes	(71,064)		(20,118)
Income tax benefit at U.S. federal statutory rate	(14,923)	21.0%	(4,225)	21.0%
Change in valuation allowance	14,923	(21.0)%	4,225	(21.0)%
Income tax expense / effective tax rate	-	0.0%	-	0.0%

The significant components of deferred income tax assets and liabilities as at June 30, 2026 and 2025 are as follows:

	June 30, 2026	June 30, 2025
Net operating loss carryforwards	64,192	47,869
Intangible asset – excess of tax basis over carrying amount	16,217	17,617
Gross deferred tax asset	80,409	65,486
Valuation allowance	(80,409)	(65,486)
Net deferred tax asset	-	-

The Company has net operating losses carried forward of $305,679 (June 30, 2025 – $227,948) which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities. Net operating losses arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. Net operating losses arising in tax years beginning before January 1, 2018 may be carried forward for 20 years. No income taxes were paid during the years ended June 30, 2026 and 2025.

The intangible asset acquired in February 2023 (Note 4) was fully impaired for financial reporting purposes, but is amortized for income tax purposes over 15 years under Section 197 of the Internal Revenue Code. Its remaining tax basis of $77,222 (June 30, 2025 – $83,889) exceeds its carrying amount of $nil and gives rise to a deferred tax asset. Accordingly, the impairment of $100,000 is not included in net operating losses; tax amortization of $22,778 through June 30, 2026 (June 30, 2025 – $16,111) has been deducted in computing net operating losses.

The Company has no unrecognized tax benefits as of June 30, 2026 and 2025.

9. Legal Settlement

During the year ended June 30, 2026, the Company received $4,229 as its share of the settlement of a class action lawsuit brought against its former independent registered public accounting firm, BF Borgers CPA PC. The amount has been recognized as other income in the statement of operations.

10. Subsequent Event

During the period after June 30, 2026, and through October 23, 2026, the Company received $750 from the President of the company towards the payment for company operating expenses.

Other than this transaction the Company doesn’t have any other event to report after the reporting period after June 30, 2026, and through October 23, 2026

